Form 10QSB
period 1995-09-30
TELTONE CORP
filed 1995-10-17
CIK 96890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10Q-SB

             [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 1995
                              --------------------------------------------------

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES ACT OF 1934


For the transition period from                          to
                              --------------------------  ----------------------
Commission file number                  0-11275
                      ----------------------------------------------------------


                               TELTONE CORPORATION
--------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)


     WASHINGTON                                                    91-0839067
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  22121 - 20th Avenue SE, Bothell, Washington                             98021
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (206) 487-1515
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X        No
                               -------       -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     5,499,096 shares of common stock outstanding as of  October 10, 1995.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS





                               TELTONE CORPORATION


                                  BALANCE SHEETS


                                                                             September 30           June 30
                                                                                     1995              1995
ASSETS                                                                         (Unaudited)
-----------------------------------------------------------------------------------------------------------
Current assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  28,848       $    59,892
     Trade accounts receivable (net of allowance for
        doubtful accounts of $19,288 and $49,889). . . . . . . . . . . . .      1,599,013         1,471,735
     Inventories
        Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . . .        738,133           767,259
        Work in process. . . . . . . . . . . . . . . . . . . . . . . . . .        245,368           181,001
        Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . .        790,497           698,440
                                                                                ---------       -----------

                          Total inventories. . . . . . . . . . . . . . . .      1,773,998         1,646,700
                                                                                ---------       -----------

     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .         87,366            58,536
                                                                                ---------       -----------

                          Total current assets . . . . . . . . . . . . . .      3,489,225         3,236,863
                                                                                ---------       -----------

Property, plant and equipment - at cost. . . . . . . . . . . . . . . . . .      4,303,216         4,284,341
     Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .     (3,948,267)       (3,915,123)
                                                                               ----------       -----------

                          Property, plant and equipment - net. . . . . . .        354,949           369,218

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,844,174       $ 3,606,081
                                                                              -----------       -----------
                                                                              -----------       -----------





See Notes to Financial Statements.                                             2

                               TELTONE CORPORATION


                                 BALANCE SHEETS




                                                                             September 30           June 30
                                                                                     1995              1995
LIABILITIES AND STOCKHOLDERS' EQUITY                                           (Unaudited)
-----------------------------------------------------------------------------------------------------------
Current liabilities
     Accounts payable - trade. . . . . . . . . . . . . . . . . . . . . . .       $504,811        $  640,149
     Current portion of long-term lease liabilities. . . . . . . . . . . .        303,066           367,914
     Accrued compensation and benefits . . . . . . . . . . . . . . . . . .        369,752           439,676
     Accrued warranty expense. . . . . . . . . . . . . . . . . . . . . . .         37,611            38,015
     Notes payable to bank . . . . . . . . . . . . . . . . . . . . . . . .        800,000           400,000
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .         35,967            36,738
                                                                                 --------         ---------

                         Total current liabilities . . . . . . . . . . . .      2,051,207         1,922,492
                                                                               ----------        ----------


Stockholders' equity
     Convertible preferred stock - no par value; authorized
       6,000,000 shares; 1,075,641 shares issued and outstanding . . . . .      2,063,149         2,063,149
     Common stock - no par value; authorized 20,000,000 shares;
       issued and outstanding 5,499,096 shares . . . . . . . . . . . . . .      2,952,344         2,946,943
     Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,222,526)       (3,326,503)
                                                                              -----------       -----------
       Stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .      1,792,967         1,683,589
                                                                              -----------       -----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,844,174       $ 3,606,081
                                                                              -----------       -----------
                                                                              -----------       -----------





See Notes to Financial Statements.                                             3

                               TELTONE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                          Three Months
                                                                                       Ended September 30
                                                                                     1995              1994
-----------------------------------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,420,509        $2,108,184
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,345,539         1,148,874
                                                                              -----------        ----------

Gross margin on sales. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,074,970           959,310
                                                                              -----------        ----------

Operating expenses
     Selling, general and administrative . . . . . . . . . . . . . . . . .        767,601           675,741
        Engineering and development. . . . . . . . . . . . . . . . . . . .        191,801           187,914
                                                                              -----------        ----------

        Total operating expenses . . . . . . . . . . . . . . . . . . . . .        959,402           868,655
                                                                              -----------        ----------

Income from operations . . . . . . . . . . . . . . . . . . . . . . . . . .        115,568            95,655

Other expense - net. . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,591             5,087
                                                                              -----------        ----------

Income before tax. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        103,977            90,568
                                                                              -----------        ----------

Income tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                  -

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    103,977        $   90,568
                                                                             ------------        ----------
                                                                             ------------        ----------

Net income per common share. . . . . . . . . . . . . . . . . . . . . . . .    $       .01         $     .01
                                                                              -----------         ---------
                                                                              -----------         ---------

Average common and common
  equivalent shares outstanding. . . . . . . . . . . . . . . . . . . . . .      7,365,907         6,561,723




See Notes to Financial Statements.                                             4

                               TELTONE CORPORATION


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three Months
                                                                                       Ended September 30
                                                                                     1995              1994
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   103,977        $   90,568
Adjustments to reconcile net loss to net cash used for
  operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33,144            34,493
Changes in:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .       (127,278)           (4,800)
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (127,298)          (39,055)
     Accounts payable and accrued items. . . . . . . . . . . . . . . . . .       (206,437)          (83,310)
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (28,830)          (11,612)
                                                                              -----------        ----------

     Cash provided by (used for) operating activities. . . . . . . . . . .       (352,722)           13,716
                                                                              -----------        ----------

Cash flows from investing activities:
     Investment in property, plant and equipment . . . . . . . . . . . . .        (18,875)           (9,438)
                                                                              -----------        ----------
Cash used for investing activities . . . . . . . . . . . . . . . . . . . .        (18,875)           (9,438)
                                                                              -----------        ----------

Cash flows from financing activities:
     Note payable to bank. . . . . . . . . . . . . . . . . . . . . . . . .        400,000            30,000
     Lease subsidies . . . . . . . . . . . . . . . . . . . . . . . . . . .        (64,848)          (63,636)
     Employee stock purchases, net . . . . . . . . . . . . . . . . . . . .          5,401            (1,690)
                                                                              -----------        ----------

     Cash used for financing activities. . . . . . . . . . . . . . . . . .        340,553           (35,326)
                                                                              -----------        ----------

Decrease in cash and equivalents . . . . . . . . . . . . . . . . . . . . .        (31,044)          (58,480)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . .         59,892            64,367
                                                                               ----------        ----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . .    $    28,848        $    5,887
                                                                              -----------        ----------
                                                                              -----------        ----------




See Notes to Financial Statements.                                             5

                               TELTONE CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

1.   STOCKHOLDERS' EQUITY

     The Company's 1992 Employee Stock Option Plan (the "1992 Plan") has 800,000 shares of common stock reserved for issuance upon the exercise of stock options granted pursuant to the 1992 Plan, 300,000 of which were authorized by the Board of Directors in March 1995 and are pending final shareholder approval. Of this total, options to purchase 574,250 shares of common stock are outstanding, and 225,750 shares remain available for grant. In addition, options to purchase 544,750 shares of common stock are outstanding under certain of the Company's predecessor stock option plans.


2.   FEDERAL INCOME TAX

     The Company has net operating loss carryforwards of approximately $11,708,000 available to offset future taxable income through 2002 to 2009, as well as $290,000 and $752,000 in investment tax and research and development tax credits, respectively. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history. The Company recognized no income tax expense in the first quarter of fiscal 1996 or 1995 due to an expected annual effective tax rate of zero.







The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the period ending September 30, 1995, are not necessarily indicative of operating results to be expected for the full year. These interim consolidated condensed financial statements should be read in conjunction with the June 30, 1995, consolidated financial statements.

TELTONE CORPORATION


PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

In the first quarter of fiscal 1996, net sales increased 15% over the same period in the prior year. This was the result of increased sales of end user products which increased 130% over the same period in the prior year, offset by decreased sales of central office enhancement products. Gross margins decreased to 44% from 46% in the prior year due to price erosion in the semiconductor products.

Operating expenses increased 10% over the same period in the prior year as a result of expenses associated with the introduction of new products. Management is in the process of introducing the ILS-1000 ISDN line simulator, the most recent addition to the Company's line of telephone line simulators. The ILS-1000 eliminates the need to obtain ISDN service for testing, demonstrating, or developing ISDN products. These simulators can be used for trade shows, sales demonstrations, application development, production testing, and training.


At September 30, 1995, approximately $11,708,000 in net operating loss carryforwards were available to offset future taxable income at varying amounts with expiration from 2002 to 2009, as well as $290,000 and $752,000 in investment tax and research and development tax credits, respectively.

Although the Company has adopted the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history. The Company recognized no income tax expense in the first quarter of fiscal 1996 or 1995 due to an expected annual effective tax rate of zero.



LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit agreement for $1,000,000 renewable in October 1995. The agreement is collateralized by accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. At September 30, 1995, borrowings under the line of credit totaled $800,000.

The Company is in the process of introducing several new products to the marketplace. As a result, the working capital requirements to support inventory and accounts receivable have increased during the quarter ended
September 30, 1995, resulting in increased usage of the available line of credit.

Cash on hand, as well as the line of credit should enable the Company to meet its operating and working capital needs during the next twelve months.

PART II.  OTHER INFORMATION



     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

           None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        TELTONE CORPORATION
                                        (Registrant)




Date   October 17, 1995                 By     /s/ RICHARD W. SOSHEA
    --------------------------            --------------------------------------
                                          Richard W. Soshea
                                          President & Chief Executive Officer




Date   October 17, 1995                 By     /s/ DEBRA L. GRIFFITH
    --------------------------            --------------------------------------
                                          Debra L. Griffith
                                          Vice President Finance &
                                          Administration
                                          Chief Financial Officer