Form 10QSB
period 1995-12-31
TELTONE CORP
filed 1996-01-22
CIK 96890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10Q-SB

             [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                December 31, 1995
                              -------------------------------------------------

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934


For the transition period from                       to
                              ----------------------   ------------------------
Commission file number                0-11275
                      ---------------------------------------------------------

                          TELTONE CORPORATION
-------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


    WASHINGTON                                                  91-0839067
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  22121 - 20th Avenue SE, Bothell, Washington                      98021
-------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)


                (206) 487-1515
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


                   N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year)

     Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X        No
                            -------       -------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          5,499,096 shares of common stock outstanding as of December 31, 1995.

     Transitional small business disclosure format (check one);

                         Yes            No   X
                            -------       -------

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                               TELTONE CORPORATION
                               -------------------

                                 BALANCE SHEETS

                                                                      December 31         June 30
                                                                             1995            1995
ASSETS                                                                 (Unaudited)
-------------------------------------------------------------------------------------------------
Current assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    82,228     $    59,892
     Trade accounts receivable (net of allowance for doubtful
        accounts of $35,031 and $49,889) . . . . . . . . . . . .        1,440,286       1,471,735
     Inventories
        Raw materials. . . . . . . . . . . . . . . . . . . . . .          686,952         767,259
        Work in process. . . . . . . . . . . . . . . . . . . . .          178,520         181,001
        Finished goods . . . . . . . . . . . . . . . . . . . . .        1,009,583         698,440
                                                                      -----------     -----------

                       Total inventories . . . . . . . . . . . .        1,875,054       1,646,700
                                                                      -----------     -----------

     Other current assets. . . . . . . . . . . . . . . . . . . .           73,588          58,536
                                                                      -----------     -----------

                       Total current assets. . . . . . . . . . .        3,471,156       3,236,863
                                                                      -----------     -----------

Property, plant and equipment - at cost. . . . . . . . . . . . .        4,324,594       4,284,341
        Less accumulated depreciation. . . . . . . . . . . . . .       (3,982,237)     (3,915,123)
                                                                      -----------     -----------

                       Property, plant and equipment - net . . .          342,357         369,218

TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,813,513     $ 3,606,081
                                                                      -----------     -----------
                                                                      -----------     -----------

See Notes to Financial Statements.                                             2

                               TELTONE CORPORATION
                               -------------------

                                 BALANCE SHEETS


                                                                          December 31         June 30
                                                                                 1995            1995
LIABILITIES AND STOCKHOLDERS' EQUITY                                       (Unaudited)
-----------------------------------------------------------------------------------------------------
Current liabilities
     Accounts payable - trade. . . . . . . . . . . . . . . . . . . .      $   327,074     $   640,149
     Current portion of long-term lease subsidy. . . . . . . . . . .          254,430         367,914
     Accrued compensation and benefits . . . . . . . . . . . . . . .          417,359         439,676
     Accrued warranty expense. . . . . . . . . . . . . . . . . . . .           37,956          38,015
     Note payable to bank. . . . . . . . . . . . . . . . . . . . . .          835,000         400,000
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . .           38,686          36,738
                                                                          -----------     -----------

                       Total current liabilities . . . . . . . . . .        1,910,505       1,922,492
                                                                          -----------     -----------

Stockholders' equity
     Convertible preferred stock - no par value; authorized
       6,000,000 shares; 1,075,641 shares issued and outstanding . .        2,063,149       2,063,149
     Common stock - no par value; authorized 20,000,000 shares;
       issued and outstanding 5,499,096 shares . . . . . . . . . . .        2,952,344       2,946,943
     Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,112,485)     (3,326,503)
                                                                          -----------     -----------
       Stockholders' equity. . . . . . . . . . . . . . . . . . . . .        1,903,008       1,683,589
                                                                          -----------     -----------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,813,513     $ 3,606,081
                                                                          -----------     -----------
                                                                          -----------     -----------

See Notes to Financial Statements.                                             3

                               TELTONE CORPORATION
                               -------------------

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months                   Six Months
                                                             Ended December 31             Ended December 31
                                                            1995           1994           1995           1994
-------------------------------------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . . . .      $2,374,268     $2,296,439     $4,794,777     $4,404,623
Cost of goods sold . . . . . . . . . . . . . . .       1,260,164      1,231,034      2,605,703      2,379,908
                                                      ----------     ----------     ----------     ----------

Gross margin on sales. . . . . . . . . . . . . .       1,114,104      1,065,405      2,189,074      2,024,715
                                                      ----------     ----------     ----------     ----------


Operating expenses
     Selling, general and administrative . . . .         779,545        705,319      1,540,874      1,381,059
     Engineering and development . . . . . . . .         206,176        193,757        397,977        381,672
                                                      ----------     ----------     ----------     ----------

                    Total operating expenses . .         985,721        899,076      1,938,851      1,762,731
                                                      ----------     ----------     ----------     ----------

Income from operations . . . . . . . . . . . . .         128,383        166,329        250,223        261,984

Other expense. . . . . . . . . . . . . . . . . .         (18,342)        (4,040)       (36,204)        (9,127)

Income before tax. . . . . . . . . . . . . . . .         110,041        162,289        214,019        252,857
                                                      ----------     ----------     ----------     ----------

Income tax provision . . . . . . . . . . . . . .            --             --             --             --
                                                      ----------     ----------     ----------     ----------

Net income . . . . . . . . . . . . . . . . . . .      $  110,041     $  162,289     $  214,019     $  252,857
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------

Net income per common and
     common equivalent share . . . . . . . . . .      $      .01     $      .03     $      .03     $      .04
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------


Average common and common
     equivalent shares outstanding . . . . . . .       7,336,905      6,558,787      7,102,450      6,558,787

See Notes to Financial Statements.                                             4

                               TELTONE CORPORATION
                               -------------------

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months
                                                                                Ended December 31
                                                                                1995         1994
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $214,019     $252,857
Adjustments to reconcile net loss to net cash used
  for operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .        67,114       68,677
Changes in:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .        31,449       43,262
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (228,354)     185,961
    Accounts payable and accrued items . . . . . . . . . . . . . . . .      (333,503)    (268,930)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (15,053)     (18,757)
                                                                            --------     --------

                   Cash provided by (used for) operating activities. .      (264,328)     263,070
                                                                            --------     --------

Cash flows from investing activities:
    Investment in property, plant and equipment. . . . . . . . . . . .       (40,253)     (48,783)

                   Cash used for investing activities. . . . . . . . .       (40,253)     (48,783)
                                                                            --------     --------

Cash flows from financing activities:
    Note payable to bank . . . . . . . . . . . . . . . . . . . . . . .       435,000       55,000
    Lease subsidies. . . . . . . . . . . . . . . . . . . . . . . . . .      (113,484)    (153,484)
    Employee stock purchases, net. . . . . . . . . . . . . . . . . . .         5,401         (426)
                                                                            --------     --------

                   Cash provided by (used for) financing activities. .       326,917      (98,910)
                                                                            --------     --------

Increase in cash and equivalents . . . . . . . . . . . . . . . . . . .        22,336      115,377
Cash and cash equivalents, beginning of period . . . . . . . . . . . .        59,892       64,367
                                                                            --------     --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .      $ 82,228     $179,744
                                                                            --------     --------
                                                                            --------     --------

See Notes to Financial Statements.                                             5

                               TELTONE CORPORATION
                               -------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


-------------------------------------------------------------------------------


1.   STOCKHOLDERS' EQUITY

     The Company's 1992 Employee Stock Option Plan (the "1992 Plan") has 800,000 shares of common stock reserved for issuance upon the exercise of stock options granted pursuant to the 1992 Plan. Of this total, options to purchase 574,250 shares of common stock are outstanding, and 225,750 shares remain available for grant.


2.   FEDERAL INCOME TAX

     The Company has net operating loss carryforwards of approximately $11,600,000 available to offset future taxable income through 2002 to 2009, as well as $290,000 and $752,000 in investment tax and research and development tax credits, respectively. The Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, and no tax asset has been recognized for the net operating loss carryforwards and tax credits due to the Company's loss history. The Company recognized no income tax expense in fiscal 1996 or 1995 due to an expected annual effective tax rate of zero.



The unaudited Interim Consolidated Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the period ending December 31, 1995, are not necessarily indicative of operating results to be expected for the full year. These interim consolidated condensed financial statements should be read in conjunction with the June 30, 1995 consolidated financial statements.

TELTONE CORPORATION


PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In the second quarter of fiscal 1996, net sales increased 3% over the same period in the prior year. This was the result of increased sales of end user products, offset by decreased sales of semiconductor devices. Gross margins increased to 47% from 46% in the prior year due to changes in product mix offset by price erosion in the semiconductor products.

Operating expenses increased 10% over the same period in the prior year as a result of expenses associated with the introduction of new products including the ILS-1000 ISDN (Integrated Services Digital Network) line simulator, the most recent addition to the Company's line of telephone line simulators. The ILS-1000 eliminates the need to obtain ISDN service for testing, demonstrating, or developing ISDN products. These simulators can be used for trade shows, sales demonstrations, application development, production testing and training. In addition, management is in the process of introducing two data switches in the DS-100 family for the utility marketplace as well as several versions of the CIU cellular interface units with application in both the utility and telephone company markets.

For the six months ending December 31, 1995, net sales increased 9% over the same period in the prior year primarily due to increasing sales in the CPE (Customer Premise Equipment) product line. Gross margins were unchanged at 46% and operating expenses increased 10% due to the expense of new product introduction. As a result, net income decreased 15% to $214,000.

At December 31, 1995, approximately 11,600,000 in net operating loss carryforwards were available to offset future taxable income at varying amounts with expiration from 2002 to 2009, as well as $290,000 and $752,000 in investment tax and research and development tax credits, respectively.

The Company has adopted the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," and no tax asset has been recognized for the net operating loss carryforwards and tax credits due to the Company's loss history. The Company recognized no income tax expense in fiscal 1996 or 1995 due to an expected annual effective tax rate of zero.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit agreement for up to $1,500,000 depending upon collateral levels, renewable in October 1996. The agreement is collateralized by accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. At December 31, 1995, borrowings under the line of credit totaled $835,000.

The Company is in the process of introducing several new products to the marketplace. As a result, the working capital requirements to support inventory and accounts receivable have increased during the period ended December 31, 1995, resulting in increased usage of the available line of credit.

Cash on hand , as well as the line of credit, should enable the Company to meet its operating and working capital needs during the next twelve months.

PART II.  OTHER INFORMATION

          Item 5 - Other Information


          Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibit 27 - Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TELTONE CORPORATION
                                   (Registrant)



Date      January 22, 1996         By      /s/ Richard W. Soshea
    --------------------------       ------------------------------------------
                                       Richard W. Soshea
                                       President & Chief Executive Officer



Date      January 22, 1996         By      /s/ Debra L. Griffith
    --------------------------       ------------------------------------------
                                       Debra L. Griffith
                                       Vice President Finance & Administration
                                       Chief Financial Officer