Form 10QSB
period 1996-03-31
TELTONE CORP
filed 1996-04-12
CIK 96890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10Q-SB


             [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                March 31, 1996
                               -----------------------------------------

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES ACT OF 1934


For the transition period from                            to
                               --------------------------    -----------------
Commission file number                        0-11275
                       -------------------------------------------------------


                               TELTONE CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     WASHINGTON                                                 91-0839067
- -------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  22121 - 20th Avenue SE, Bothell, Washington                         98021
- -------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (206) 487-1515
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X        No
                                -----          -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      5,522,796 shares of common stock outstanding as of March 31, 1996.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                               TELTONE CORPORATION


                                 BALANCE SHEETS




                                                                                 March 31              June 30
                                                                                     1996                 1995
ASSETS                                                                         (Unaudited)
- --------------------------------------------------------------------------------------------------------------
Current assets
  Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .     $    24,029         $    59,892
  Trade accounts receivable (net of allowance for doubtful
    accounts of $30,290 and $36,739) . . . . . . . . . . . . . . . . . . .       1,557,456           1,471,735
  Inventories
    Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         791,394             767,259
    Work in process. . . . . . . . . . . . . . . . . . . . . . . . . . . .         160,186             181,001
    Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . .         982,330             698,440
                                                                               -----------         -----------
        Total inventories. . . . . . . . . . . . . . . . . . . . . . . . .       1,933,910           1,646,700
                                                                               -----------         -----------
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .          55,297              58,536
                                                                               -----------         -----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . .       3,570,692           3,236,863
                                                                               -----------         -----------
Property, plant and equipment - at cost. . . . . . . . . . . . . . . . . .       4,322,564           4,284,341
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .      (4,011,128)         (3,915,123)
                                                                               -----------         -----------
      Property, plant and equipment - net. . . . . . . . . . . . . . . . .         311,436             369,218

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 3,882,128         $ 3,606,081
                                                                               -----------         -----------
                                                                               -----------         -----------


See Notes to Financial Statements                                              2

                               TELTONE CORPORATION


                                 BALANCE SHEETS




                                                                      March 31           June 30
                                                                         1996               1995
LIABILITIES AND STOCKHOLDERS' EQUITY                                (Unaudited)
- ----------------------------------------------------------------------------------------------
Current liabilities
  Accounts payable - trade . . . . . . . . . . . . . . . . . .    $    431,230      $    640,149
  Lease subsidy. . . . . . . . . . . . . . . . . . . . . . . .         205,793           367,914
  Accrued compensation and benefits. . . . . . . . . . . . . .         335,564           439,676
  Accrued warranty expense . . . . . . . . . . . . . . . . . .          36,035            38,015
  Note payable to bank . . . . . . . . . . . . . . . . . . . .         825,000           400,000
  Other accrued expenses . . . . . . . . . . . . . . . . . . .          15,262            36,738
                                                                  ------------      ------------

    Total current liabilities. . . . . . . . . . . . . . . . .       1,848,884         1,922,492
                                                                  ------------      ------------


Stockholders' equity
  Convertible preferred stock - no par value; authorized
       6,000,000 shares; 1,075,641 shares issued and outstanding     2,063,149         2,063,149
  Common stock - no par value; authorized 20,000,000 shares;
      issued and outstanding 5,522,796 shares. . . . . . . . .       2,963,412         2,946,943
  Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .      (2.993,317)       (3,326,503)
      Stockholders' equity . . . . . . . . . . . . . . . . . .       2,033,244         1,683,589

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 3,882,128       $ 3,606,081
                                                                  ------------      ------------
                                                                  ------------      ------------


See Notes to Financial Statements                                              3

                               TELTONE CORPORATION


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                           Three Months                  Nine Months
                                                          Ended March 31                Ended March 31
                                                        1996           1995           1996           1995
- ------------------------------------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . . . .     $2,378,036     $2,207,585     $7,172,813     $6,612,207
Cost of goods sold . . . . . . . . . . . . . . .      1,304,574      1,171,118      3,910,278      3,551,026
                                                     ----------     ----------     ----------     ----------

Gross margin on sales. . . . . . . . . . . . . .      1,073,462      1,036,467      3,262,535      3,061,181
                                                     ----------     ----------     ----------     ----------

Operating expenses
  Selling, general and administrative. . . . . .        731,114        779,884      2,271,988      2,160,942
  Engineering and development. . . . . . . . . .        201,935        214,844        599,912        596,515
                                                     ----------     ----------     ----------     ----------

  Total operating expenses . . . . . . . . . . .        933,049        994,728      2,871,900      2,757,457
                                                     ----------     ----------     ----------     ----------

Income from operations . . . . . . . . . . . . .        140,413         41,739        390,635        303,724

Other expense. . . . . . . . . . . . . . . . . .        (21,245)        (2,980)       (57,449)       (12,108)
                                                     ----------     ----------     ----------     ----------

Income before tax. . . . . . . . . . . . . . . .        119,168         38,759        333,186        291,616
                                                     ----------     ----------     ----------     ----------

Income tax provision . . . . . . . . . . . . . .             --             --             --             --

Net income . . . . . . . . . . . . . . . . . . .     $  119,168     $   38,759     $  333,186     $  291,616
                                                     ----------     ----------     ----------     ----------
                                                     ----------     ----------     ----------     ----------

Net income per common and
   common equivalent share . . . . . . . . . . .     $      .02     $     . 01     $      .05     $      .04
                                                     ----------     ----------     ----------     ----------
                                                     ----------     ----------     ----------     ----------

Average common and common
    equivalent shares outstanding. . . . . . . .      7,044,802      6,616,329      7,069,761      6,598,127




See Notes to Financial Statements                                              4

                               TELTONE CORPORATION


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                   Nine Months
                                                                                  Ended March 31
                                                                               1996           1995
- ----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 333,186      $ 291,616
Adjustments to reconcile net loss to net cash used
    by operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .        101,468        103,120
Changes in:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .        (85,721)       (59,127)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (287,210)       (48,799)
  Accounts payable and accrued items . . . . . . . . . . . . . . . . .       (336,487)      (128,890)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,239        (25,424)
                                                                            ---------      ---------

  Cash provided by (used for) operating activities . . . . . . . . . .       (271,525)       132,496
                                                                            ---------      ---------

Cash flows from investing activities:
  Investment in property, plant and equipment-net. . . . . . . . . . .        (43,686)       (63,198)

  Cash used for investing activities . . . . . . . . . . . . . . . . .        (43,686)       (63,198)
                                                                            ---------      ---------

Cash flows from financing activities:
  Net borrowings from bank . . . . . . . . . . . . . . . . . . . . . .        425,000        115,000
   Lease subsidies . . . . . . . . . . . . . . . . . . . . . . . . . .       (162,121)      (232,120)
  Employee stock purchases, net. . . . . . . . . . . . . . . . . . . .         16,469            152
                                                                            ---------      ---------

  Cash provided by (used for) financing activities . . . . . . . . . .        279,348       (116,968)
                                                                            ---------      ---------

Decrease in cash and equivalents . . . . . . . . . . . . . . . . . . .        (35,863)       (47,670)
                                                                            ---------      ---------
Cash and cash equivalents, beginning of period . . . . . . . . . . . .         59,892         64,367
                                                                            ---------      ---------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .      $  24,029      $  16,697
                                                                            ---------      ---------
                                                                            ---------      ---------



See Notes to Financial Statements                                              5

                               TELTONE CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

- -------------------------------------------------------------------------------



1.   STOCKHOLDERS' EQUITY

     The Company's 1992 Employee Stock Option Plan (the "1992 Plan") has 800,000 shares of common stock reserved for issuance upon the exercise of stock options granted pursuant to the 1992 Plan. Of this total, options to purchase 498,750 shares of common stock are outstanding, and 301,250 shares remain available for grant.



2.   FEDERAL INCOME TAX

     The Company has net operating loss carryforwards of approximately $11,480,000 available to offset future taxable income through fiscal years 2002 to 2009, as well as $290,000 and $752,000 in investment tax and research and development tax credits, respectively. The Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, and no tax asset has been recognized for the net operating loss carryforwards and tax credits due to the Company's loss history. The Company recognized no income tax expense in fiscal 1996 or 1995 due to an expected annual effective tax rate of zero.






     The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the period ending March 31, 1996, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1995, financial statements.

TELTONE CORPORATION



PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

In the third quarter of fiscal 1996, net sales increased 8% over the same period in the prior year. This was the result of increased sales of end user products which increased 110% over the same period in the prior year, offset by decreased sales of semiconductor devices. Gross margins decreased to 45% from 47% in the prior year due to price erosion in the semiconductor products.

Operating expenses decreased 4% over the same period in the prior year as a result of timing of expenses associated with sales and marketing management recruiting efforts. Net income for the quarter was $119,168 or $.02 per share which results in year to date net income of $333,186 or $.05 per share. This is a 207% improvement over the same quarter in the prior year and a 14% improvement in year to date earnings.

For the nine months ending March 31, 1996, net sales increased 8% over the same period in the prior year, also as the result of increasing sales of end user products. Gross margins decreased to 45% from 46% also as a result of semi-conductor price erosion.

At March 31, 1996, approximately $11,400,000 in net operating loss carryforwards were available to offset future taxable income at varying amounts with expiration from 2002 to 2009, as well as $290,000 and $752,000 in investment tax and research and development tax credits, respectively.

Although the Company has adopted the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history. The Company recognized no income tax expense in fiscal 1996 or 1995 due to an expected annual effective tax rate of zero.



LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit agreement for up to $1,500,000 depending upon collateral levels, renewable in October 1996. Management is currently implementing a new international line of credit agreement backed by the EXIM bank for up to $500,000 depending upon international collateral levels. These agreements are collateralized by accounts receivable, inventory, and other tangible and intangible assets and contain financial covenants including working capital and debt ratios, as well as maximum loss provisions. At March 31, 1996, borrowings under these lines of credit totaled $825,000.

The Company is in the process of introducing several new products to the marketplace. As a result, the working capital requirements to support inventory and accounts receivable have increased during the period ended March 31, 1996, resulting in increased usage of the available line of credit.

Cash on hand, as well as the lines of credit should enable the Company to meet its operating and working capital needs during the next twelve months.

PART II.  OTHER INFORMATION

     Item 5 - Other Information

     Two new directors have been elected to the Board of Directors to replace Hubert Kertz, formerly of AT&T, and Milton Zeutschel, chairman of Zetron, Inc., who have resigned. The new directors elected are Robert L. Bailey and Tracy S. Storer. Mr. Bailey is president and CEO of PMC-Sierra of Vancouver, B.C., a supplier of advanced integrated circuits to the telecommunications markets. He was previously a vice president at AT&T Microelectronics and had also been with Texas Instruments' Semiconductor Group. Mr Storer is president of The Stanbridge Group, a technology business consulting firm. He has also held management positions related to telecommunications equipment at Hewlett Packard, Telenova, and TRW Vidar.

     In response to the new network service offerings by telecommunications carriers, Teltone has now expanded its family of telephone line simulators to include the TLS-5C with SCWID (Spontaneous Call Waiting Identification), or Caller ID in Call Waiting, as well as several other advanced features. This will enable telecom carriers to demonstrate new services without connecting to the network, and will aid manufacturers of products which take advantage of these new network services to both test and demonstrate their products. This is the second simulator introduced this fiscal year. The ILS-1000 ISDN Line Simulator was introduced in the second quarter and has contributed to the growth in sales for the period ending March 31, 1996.

     Teltone has also introduced a new product engineered for the power utility substation environment. The DS-100 Data Switch allows users to reduce their operating costs by communicating with up to eight intelligent electronic devices at the substation through a single serial data connection. This, along with our new Cellular Interface Units tailored for the utility substations, provides a more complete solution for the utility marketplace moving us closer to our goal of being a leading supplier of telecommunications products to that market segment.


     Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibit 27 - Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    TELTONE CORPORATION
                                    (Registrant)




Date   April 12, 1996               By     /s/ Richard W. Soshea
     --------------------              ------------------------------
                                       Richard W. Soshea
                                       President & Chief Executive Officer



Date   April 12, 1996               By     /s/ Debra L. Griffith
     --------------------              ------------------------------
                                       Debra L. Griffith
                                       Vice President Finance & Administration
                                       Chief Financial Officer