Form 10KSB
period 1996-06-30
TELTONE CORP
filed 1996-09-27
CIK 96890

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 1996   Commission file number     0-11275
                        -----------------                        -------------

           TELTONE CORPORATION
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

   WASHINGTON                                              91-0839067
- --------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

  22121 - 20th Avenue SE, Bothell, WA                       98021
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrants telephone number, including area code:     (206) 487-1515
                                                 ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title of each class                       which registered
         -------------------                       ----------------

                             NONE
- --------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

           Common stock without par value
- --------------------------------------------------------------------------------
                                   (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes   X        No
                                           -----         -----

     Check if there is no disclosure of delinquent filers in response to Item 405 if Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $9,471,000
                                                            -------------------

     State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

             Teltone's stock trades on the NASD electronic OTC Bulletin
                          Board system underthe symbol TTNC.
- --------------------------------------------------------------------------------

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      5,576,796 shares of common stock outstanding as of September 2, 1996.
- --------------------------------------------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE
    List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and
(3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

(1) PROXY STATEMENT DATED SEPTEMBER 30, 1996 FOR USE IN CONNECTION WITH THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON OCTOBER 29, 1996. (PART III, ITEM 10, (DIRECTORS ONLY) AND ITEMS 11, 12, AND 13).

PART  I

ITEM 1.  BUSINESS

Teltone Corporation ("Teltone" or the "Company") designs, manufactures, and sells specialty electronic telecommunications equipment and components in the US and international markets. Teltone's customers include telephone operating companies and other telecommunications carriers, business end-users, and original equipment manufacturers ("OEMs"). Teltone Corporation was incorporated in the state of Washington in July 1968.


INDUSTRY BACKGROUND

The breakup of the Bell System in January 1984 began an era of profound change in the domestic telecommunications market served by the Company. Similarly, the deregulation and privatization of national telephone authorities around the world has changed the faces of Teltone's international markets. The structural changes of the world's telecommunications services providers, (the "carriers"), has been matched by rapid advances of technology in the field of telecommunications. Optical fibers allow more information to be transmitted over greater distances at lower costs; digital switches, really special-purpose computers, direct the flow of information to its intended recipients; cellular telephone and other wireless technologies make the physical location of senders and recipients largely irrelevant; and, the operation of the networks is done mainly by computers controlled by specialized operations software programs.

These structural and technological changes have combined to establish an environment of competition at every level of the world's telecommunications markets. New market entrants have emerged to challenge the supremacy of the established service providers, the "carriers". New suppliers have sprung up to make new products for both the new and established carriers. New products are being developed and marketed to telecommunications services consumers, i.e. "users", to enable them to take full advantage of the competitive choices that are now available to them. The established carriers and suppliers, many of whom are long-term customers of Teltone, are streamlining their operations and introducing new products and services to meet the competition. One example is the rapidly accelerating growth of the Integrated Services Digital Network ("ISDN") both domestically and in foreign markets. Another example is the rapid deployment of Call Waiting Deluxe in North America.

Several of Teltone's new products provide specialized functions to customers who depend on the public network to transfer voice and data information between locations. These new customer premise equipment products do not have the long standardization periods required by products sold to Teltone's telephone company ("telco") customers. Neither do they have the long product life cycles that have traditionally applied to products used internally by telephone companies. Teltone's continued success will depend upon its ability to quickly identify applications for its technology, transform them into new products, and introduce the products to penetrate its markets.


PRODUCTS

TELECOM EQUIPMENT

Teltone is a market leader in telecommunications test and demonstration products. Our portable Telephone Line Simulators provide extensive PBX and telephone central office functionality for testing, training, and demonstration of telecommunications equipment, without installing costly phone lines. The latest member of this product family, the TLS-5C, incorporates caller identification in call waiting and several other new product features. The Company plans to continue introducing simulators as the network continues to offer enhanced services.

In fiscal 1996 Teltone introduced an ISDN line simulator, the ILS-1000, to provide simulation of the ISDN Basic Rate Interface services. This new digital service is now widely available in North America, and the ILS-1000 has been very well received by the OEMs wanting to test and demonstrate their ISDN terminal equipment. Teltone plans to expand the ILS family in the coming year.

Teltone's Line Sharing Products enable multiple devices at remote locations to share a single telephone line for voice and data transmission. Benefits to the user include greatly reduced monthly line charges and installation costs, improved data security, faster connect times, and quick return of the initial
investment.   In a typical application, a headquarters office will poll or exchange data with hundreds of widely dispersed locations.

The Substation Line Sharing Switch (SLSS) is an embodiment of Teltone's line sharing technology specially suited for line switching in power utility substations. This product was introduced near the beginning of Teltone's 1994 fiscal year and has quickly developed into the core of a new line of products for utility "distribution automation applications." In fiscal 1996 two RS-232 data switches were added to the substation product family to provide a more complete solution for substations with a large number of data sources. A cellular interface unit was also introduced for those substations that are not conveniently connected to a land line.

The concept of "telecommuting" is the movement among businesses to allow employees to work from home or other remote locations, thus eliminating the daily round trip from home to workplace. Telecommuting is enjoying great acceptance as businesses are encouraged to share in the reduction of traffic congestion and energy consumption. Teltone's OfficeLink-Registered Trademark-extends the functions of an office telephone system to a home worker through the public switched telephone network. Thus the employee is telephonically "at the office" without physically coming to the office. OfficeLink is currently being sold to business users through a network of specialized distributors and by means of alliances with suppliers of business telephone systems. Several major suppliers of PBXs and automatic call distributors currently recommend OfficeLink as a standard solution for telecommuting. Teltone has supplied substantial quantities of OfficeLink to a major supplier of such systems for resale under the supplier's own brand name. The Company hopes to expand this product line during the current fiscal year.

Teltone is a leading supplier of 9-1-1 call routing equipment. The 9-1-1 Switched Access System (9-1-1SAS) is an intelligent, distributed network that assures the completion of emergency calls. The patented 9-1-1SAS provides primary enhanced 911 and expanded network services, including intelligent call routing, trunk monitoring, and interface to land as well as cellular networks. It reroutes E9-1-1 calls and their automatic number identification over the diverse public switched telephone network, allowing public safety answering points to remain in service when dedicated lines are interrupted. Elements of the 9-1-1SAS product line are also being supplied to a leading manufacturer of local exchange switching systems to be incorporated in that company's remote ISDN switch modules.

These equipment products are priced from $200 to $2,500, depending on features and functions.

TELECOM COMPONENTS

Teltone offers the industry a wide selection of tone-based telecom IC solutions for telecom equipment manufacturers. With the Telephone Line Simulators and ISDN Line Simulators described above, these devices provide OEMs with a broad set of options for their tone signaling needs in development, production, marketing and sales.

Teltone is a market leader in call progress detection, offering this critical CPE function both as part of industry-standard single-function devices (such as our M-980 and newly-introduced low power 3V/5V M-9220) and integrated with DTMF reception and generation functions in our industry-standard M-8880 and M-8888 devices. In addition, Teltone has a unique line of precise call progress detection devices (M-981, M-982 and M-984) and corresponding generator (M-991) that allow customers to rapidly determine precisely which call progress signal is present without waiting for several cycles. All these receivers are used in equipment that connects to the telephone network worldwide, such as computer-telephone integration (CTI) equipment, automatic dialers, voice mail and pay phone systems. The M-991 generator is used extensively by manufacturers of wireless switches, simulators and test equipment.

Teltone's MF signalling IC product line supports tone-based inter-switch signaling with proprietary, DSP-based single channel and dual channel CCITT Region 1 and Region 2 transceivers (the M-986 transceiver product line and the M-993 generator). These devices enable Central Office, customer premises, and PBX/Centrex switch manufacturers to build switches compatible with standards used in the largest and fastest-growing telephone equipment markets worldwide, including a new device introduced specifically for China last fall, the M-976-2C2P. Partly as a result of these new products, Teltone's component sales overseas increased to 52% of the FY96 total for components.

Teltone's most broadly used product line is its DTMF signaling line. This consists of proprietary DTMF receivers (M-957), industry-standard DTMF receivers (M-8870 and M-88L70), and industry-standard DTMF transceivers with call progress (M-8880 and M-8888). Teltone introduced two new products in this arena this year, the low power 3V M-88L70 and a lower cost industry standard M-8870-03. Teltone also offers a selection of line current sensing relays and tone/pulse ICs. Also, the Company introduced Tape and Reel forms for all its surface mount products in FY96.

List prices of these components range from $3 to $100 each, depending on the component chosen and quantity ordered.


THE SOURCE FOR CUSTOM SOLUTIONS

Teltone's telecommunications engineering expertise and customer-oriented focus allow it to rapidly respond to its customers' requests for changes to standard products or for new product designs. Teltone's engineering staff has a thorough understanding of telephone network interface technology, analog and digital applications and regulatory standards and requirements. These skills have often been brought to bear to create a unique solution customized to precisely match the customer's requirements.


MARKETING, SALES, AND DISTRIBUTION

TELECOM EQUIPMENT

Teltone's principal telephone company customers include the Regional Bell Operating Companies ("RBOCs") and major independent telephone companies in the United States and Canada. Teltone sells its products directly to these customers as well as through a network of manufacturers representatives and
telecommunications distributors.   Teltone provides applications engineering and
other service and support as required from its Bothell, WA headquarters. The products are promoted through magazine articles and advertising, trade shows and direct sales calls. Product and sales support are provided from Teltone's Bothell facility.

Certain of Teltone's systems-level products are supplied to other manufacturers of telecommunications equipment for incorporation into larger scale product offerings to telephone companies and other carriers.

The power utilities are served primarily through a network of manufacturers representatives. The SLSS and other products are usually delivered directly to these customers with no distributors involved. Other customers are served through specialized distributors or by the traditional telephone supply houses. Additionally, Teltone has already concluded a private label arrangement with a major manufacturer of business telephone systems for the OfficeLink product and other such arrangements may follow for this or other products.

Due to differing signaling standards, products for use in countries outside North America normally must be modified for each application. Thus, international sales tend to be special products sold to a distributor in each country. Products are promoted through magazine articles and advertising, direct mail, and telephone sales. Product and sales support are provided from Teltone's Bothell, WA, facility.

TELECOM COMPONENTS

In the United States and Canada, components are sold direct from Teltone to high volume users, as well as through a network of manufacturers' representatives and electronics distributors. Specifications, literature, and customer support are provided by Teltone from its headquarters. In foreign countries the Company's OEM products are marketed through stocking distributors who purchase the products from Teltone and resell them to telecommunications OEMs in the countries they serve. Teltone currently has 27 international distributors for OEM products.

INTERNATIONAL SALES

As was discussed above, Teltone's international sales are made through distributors.


COMPETITION

The major competitive factors in selling to telecommunications carriers are superior product performance, reliability and customer service. As the conversion to tone signaling has been completed in developed countries, many of Teltone's historic competitors for tone conversion products have left the market, leaving Teltone as the only significant provider of tone-to-pulse conversion products. At the same time, as the use of the newer digital technology opens other opportunities for specialty interface and functional subsystems, Teltone is well positioned to identify these opportunities early and quickly address them with product solutions.

Teltone plans to concentrate on applications for which its technology is particularly well matched and which can be quickly addressed with unique product solutions. Where possible, Teltone will protect its proprietary interests with patents to add to the normal barriers to the entry of effective competition.

Over the years, Teltone has developed a strong reputation for delivering high quality products and excellent customer service. This reputation helps the Company sell its products throughout the telecommunications industry. Teltone is also known for solving unique customer problems in specialty niches of the business-user market. Some user products face significant competition from suppliers which are larger and more established in their particular market segments. Many of the competitors have lower overhead costs and are able to sell their products at lower prices than Teltone. In these situations, Teltone concentrates on selling its products into applications that require the relatively high performance, reliability and excellent service that will allow it to command its relatively high prices.

Teltone's component business to OEMs, though not supported by in-house manufacturing, has been able to compete successfully in the marketplace because of the value added by the Company's proprietary products, customer service and applications support for its component products. The most significant competition for Teltone's components comes from integrated circuit manufacturers, some of them Teltone's suppliers, that also sell to Teltone's customer base.

Digital-Signal-Processing ("DSP") technology offers another form of competition which allows the customer to implement sophisticated signaling schemes by programming standard DSP devices. In some cases, depending on the product and volume, a potential customer can literally replace the older component function with software when DSP is used. To respond to this competitive threat, Teltone has developed and is marketing products using DSP techniques to better serve the customer's needs with competitive products. Teltone hopes to develop other such components based in DSP technology as the need arises.


RESEARCH AND DEVELOPMENT

The telecommunications industry is subject to continuous technological changes. Thus, well positioned new products that solve problems for customers are essential to Teltone's ability to grow. In fiscal 1996 the Company spent $818,000 or 9% of each sales dollar on product development. In fiscal years 1995 and 1994 the Company spent $819,000 and $769,362 (9% and 10% of sales) on product development. Management of the Company expects to spend approximately 10% of sales on product development in fiscal 1997.


CUSTOMER SERVICE AND SUPPORT

Responsive customer service and field support are important in the customer's decision to buy the Company's products, often at a premium over competitive products. Teltone customers are offered a variety of service, maintenance, and extended warranty options. In addition, the Company is willing to enter into customized service agreements to suit specific needs of a customer. Field service personnel are located at the Company's facilities in Bothell, WA.

BACKLOG

At June 30, 1996, backlog totaled $1,021,000 compared to $2,107,000 at June 30, 1995. Teltone's experience is that most customers normally order Company products on an "as needed" basis.


MANUFACTURING

Teltone assembles its products from standard and specialized components manufactured by others to Teltone's specifications. The Company then performs all assembly and test steps in the manufacture of its products at its Bothell, WA, facility. Component testing takes place upon their receipt from suppliers, and functional testing is completed after assembly and burn-in of the subsystems. These tests are primarily performed by automated equipment.


RAW MATERIALS

Most standard components are available from a number of suppliers. Custom microcircuitry components are normally purchased from single sources but, because the Company owns the tooling for these components, other electronics manufacturers could take over if an existing vendor ceased production. In such a case, the Company's supply of a component might be affected by start-up delays. The Company enters into contracts for one year or longer with both its standard and custom component suppliers as a means of insuring that short-term supplies will be available. To date, the Company has not had any significant procurement problems. However, future shortages could result in production delays that could adversely affect the Company's business.


PATENTS AND TRADEMARKS

The Company owns a number of trademarks which are used on its products. It is the owner of federal registrations for its trademarks TELTONE, stylized TELTONE, CableLink, CallData, CallPro, Convert-A-Pak, and Teltone OfficeLink. In addition, its REMOBS and stylized TELTONE trademarks have been registered in Canada. In Europe, its stylized TELTONE has been registered in France and Benelux (Belgium-Netherlands-Luxembourg), West Germany and Italy.

The Company owns United States and foreign patents on various features incorporated into certain equipment it produces. Because of the technological nature of the telecommunications industry, and the significant number of patents extant that cover various aspects of such technology, companies producing products for the telephone industry often find that they have included patented technology in the design of one or more of their products. In such an event, the use of such technology may be licensed from the patent holder and a licensing fee paid by the user, or the patent holder may insist that use of the patented technology be discontinued. In that event, the user has the option of either discontinuing use or risking suit. In any such suit, the issues may include the validity of the patent or the fact of infringement. Management is not currently aware of any infringements.


WORKING CAPITAL ITEMS

The Company manages its working capital items by means of normal sales activities.


EMPLOYEES

As of June 30, 1996, the Company employed 65 persons full time. On such date, 29 employees were engaged in production, 11 in engineering, 13 in sales, marketing, and service, and 12 in administrative functions. The Company believes its relations with its existing employees to be excellent. None of the Company's employees are represented by a labor union.


SEASONALITY

No material portion of the business of the Company is regarded as seasonal.

ITEM 2.   PROPERTIES

Teltone's corporate headquarters are located approximately fifteen miles northeast of Seattle in Bothell, WA. The leased headquarters building provides 65,000 square feet of floor space of which 50,000 square feet are used for the manufacturing, product development, marketing, sales, quality control, and administrative functions of the Company and 15,000 square feet are subleased.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various contractual and warranty liability cases and claims which are considered normal to its business. In the opinion of management, these claims, when concluded, will not have a material adverse impact on the consolidated financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                         EXECUTIVE OFFICERS OF THE REGISTRANT



NAME AND BUSINESS EXPERIENCE           AGE   POSITION
- ----------------------------           ---   --------

Richard W. Soshea                      64    President and Chief
M/A-COM, Inc., 1988-1991                       Executive Officer
Harris Corp. & Litton Systems,               Effective August 1, 1991
  Inc., 1980-1988
Hewlett Packard, 1962-1980


Richard G. Johnson                     52    Vice President, Operations
Director of Manufacturing, 1983-1987         Effective February 25, 1987
Senior Operations Manager, 1982-1983
Manufacturing Manager, 1977-1982


Ray Ma                                 50    Vice President Engineering
Director of Engineering, 1989-1995           Effective March 1, 1995
Engineering Manager, 1976-1989
Design Engineer, 1972-1976


Jeffrey B. deCillia                    37    Vice President Finance and
AccessLine Technologies, Inc.,                 Chief Financial Officer
  1994-1996                                  Effective August 22, 1996
MacPherson's, Inc., 1989-1994
Deloitte & Touche, 1982-1989


Peter C. Spratt                        41    Secretary & General Counsel
Secretary  1991-1995                         Effective June 12, 1995
Preston Gates & Ellis, 1990-1995
Touche Ross & Co., 1985-1987
Shidler McBroom Gates & Lucas, 1982-1985

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Ragen MacKenzie Incorporated is a market maker for Teltone stock, which is traded on the NASD electronic OTC Bulletin Board under the symbol TTNC. For further information call Ragen MacKenzie
          Incorporated at (206) 343-5000.   While the Board of Directors has
          declared and paid dividends in past years, in fiscal 1983 it adopted a policy of retaining all earnings to fund business development and growth.

          There were 905 common shareholders and 119 preferred shareholders as of September 2, 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     1996 VS. 1995

     Net sales for 1996 were $9,471,000 as compared to $9,176,000 for 1995. This increase was driven by a $2,300,000 increase in customer premises equipment offset by reductions in the sales of telco products and integrated circuits. Gross margin was $4,202,000 or 44% of net sales for 1996 compared to $4,261,000 and 46% for 1995, respectively. The decrease in margin is attributable to the telco and integrated circuit product lines. Operating expenses were 41% of net sales in 1996 and 42% of net sales for 1995, reflecting management's continued success in controlling costs while growing net sales. Other income for 1996 includes $134,000 reversal of an accrued lease liability that was settled.

     At June 30, 1996, approximately $12,325,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2001 through 2011. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.

     1995 VS. 1994

     The Company returned to profitability in fiscal 1995 after losses the four previous years. This was the result of 21% growth in net sales which represented growth in all product lines. The most significant increases were in sales of customer premises equipment to end users and semiconductor device sales to OEM (Original Equipment Manufacturer) customers. In addition, gross margins increased to 46% from 39% in the prior year as a result of changes in product mix as well as more fully utilizing the available production capacity. Operating expenses decreased to 42% of sales from 51% as management was able to grow net sales without requiring a corresponding increase in expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has a line of credit agreement for $1,500,000, renewable in September of 1997. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of June 30, 1996, borrowings under this line totaled $800,000.

     In 1996, the Company established an international line of credit with the same bank for $500,000, renewable in September of 1997. The agreement is collateralized by eligible foreign accounts receivable and inventory. As of June 30, 1996, there were no outstanding borrowings under this line.

     Cash and the lines of credit should enable the Company to meet its operating and working capital needs during the next twelve months.

     The Company invested $62,000 in capital equipment in 1996 compared to $105,200 in 1995. The Company does not anticipate any significant change in the level of capital expenditures from 1996 to 1997.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPORTING DATA

     SELECTED FINANCIAL DATA



   For the five years ended June 30, 1996
   In thousands except per share data                      1996           1995          1994           1993           1992
   ----------------------------------                      ----           ----          ----           ----           ----
   OPERATIONS
   Net sales . . . . . . . . . . . . . . . . . . .         $9,471         $9,176         $7,600         $9,679         $9,433
   Gross margin. . . . . . . . . . . . . . . . . .          4,202          4,261          2,947          3,127          3,729
   Net income (loss) . . . . . . . . . . . . . . .            377            405           (907)          (932)          (237)


   PER SHARE DATA
   Net income (loss) per common and
      common equivalent shares outstanding . . . .           $.05           $.06          $(.17)         $(.17)         $(.04)
   Average common and common
       equivalent shares outstanding . . . . . . .      7,201,784      6,679,253     5,489,150*     5,491,518*     5,494,375*


   OTHER FINANCIAL INFORMATION
   Cash and short-term cash investments. . . . . .         $  148         $   60         $   64         $  938         $  755
   Working capital . . . . . . . . . . . . . . . .          1,805          1,314          1,256          2,293          2,776
   Property, plant, and equipment - net. . . . . .            297            369            416            518            624
   Total assets. . . . . . . . . . . . . . . . . .          3,652          3,606          3,213          4,191          6,045
   Long-term liabilities . . . . . . . . . . . . .              -              -            394            624            876
   Stockholders' equity. . . . . . . . . . . . . .          2,102          1,684          1,278          2,187          3,119


   OTHER STATISTICS
   Current ratio . . . . . . . . . . . . . . . . .       2.2 to 1       1.7 to 1       1.8 to 1       2.7 to 1       2.3 to 1
   Long-term liabilities to equity . . . . . . . .              -              -        .3 to 1        .3 to 1        .3 to 1
   Number of employees at end of year. . . . . . .             65             60             57             73             84




* Excludes common stock equivalents, including 1,075,641 shares of preferred stock, as the effect is antidilutive.

                          Report of Independent Accountants





To the Board of Directors and Shareholders of Teltone Corporation


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Teltone Corporation at June 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







/s/ Price Waterhouse LLP




PRICE WATERHOUSE LLP
Seattle, Washington
September 16, 1996

STATEMENTS OF OPERATIONS

For the two years ended June 30, 1996

                                                   1996           1995
                                                   ----           ----

Net sales. . . . . . . . . . . . . . . . . .     $9,471,023     $9,175,800
Cost of goods sold . . . . . . . . . . . . .      5,268,904      4,914,637
                                                  ----------     ----------
Gross margin on sales. . . . . . . . . . . .      4,202,119      4,261,163
Operating expenses:
  Selling, general, and administrative . . .      3,077,052      3,025,105
  Engineering and development. . . . . . . .        819,037        819,020
                                                  ----------     ----------
                                                  3,896,539      3,844,125
                                                  ----------     ----------
Income from operations . . . . . . . . . . .        305,580        417,038
                                                  ----------     ----------
Other income (expense):
Interest income. . . . . . . . . . . . . . .             48          3,791
Interest expense . . . . . . . . . . . . . .        (76,107)       (28,398)
Other income--net  (See Note 3). . . . . .          147,452         12,135
                                                  ----------     ----------

                                                     71,393        (12,472)
                                                  ----------     ----------
Net income . . . . . . . . . . . . . . . . .     $  376,973     $  404,566
                                                  ----------     ----------
                                                  ----------     ----------
Net income per common and
  common equivalent shares . . . . . . . . .     $      .05     $      .06
                                                  ----------     ----------
                                                  ----------     ----------
Average common and common equivalent
  shares outstanding . . . . . . . . . . . .      7,201,784      6,679,253



The accompanying notes are an integral part of these Financial Statements.

BALANCE SHEETS
June 30, 1996 and 1995

ASSETS                                                    1996         1995
                                                          ----         ----

Current assets
  Cash . . . . . . . . . . . . . . . . . . . . . .   $   147,896  $    59,892
  Trade accounts receivable (net of allowance for
   doubtful accounts of $40,851 and $49,889) . . .     1,394,902    1,471,735
  Inventories (net of allowance for obsolescence
     of $207,193 and $188,882)
     Raw materials . . . . . . . . . . . . . . . .       662,177      767,259
     Work in process . . . . . . . . . . . . . . .       122,510      181,001
     Finished goods. . . . . . . . . . . . . . . .       985,735      698,440
                                                      -----------  -----------
       Total inventories . . . . . . . . . . . . .     1,770,422    1,646,700
                                                      -----------  -----------
  Other current assets . . . . . . . . . . . . . .        42,692       58,536
                                                      -----------  -----------
       Total current assets. . . . . . . . . . . .     3,355,912    3,236,863
                                                      -----------  -----------
Property, plant, and equipment--at cost. . . . . .     4,340,345    4,284,341
     Less accumulated depreciation . . . . . . . .    (4,043,827)  (3,915,123)
                                                      -----------  -----------
       Property, plant, and equipment--net . . . .       296,518      369,218
                                                      -----------  -----------
TOTAL  . . . . . . . . . . . . . . . . . . . . . .   $ 3,652,430  $ 3,606,081
                                                      -----------  -----------
                                                      -----------  -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable--trade. . . . . . . . . . . . .   $   249,537  $   640,149
  Current portion of long-term lease subsidy . . .             -      367,914
  Accrued compensation and benefits. . . . . . . .       445,224      439,676
  Accrued warranty expense . . . . . . . . . . . .        32,842       38,015
  Notes payable to bank. . . . . . . . . . . . . .       800,000      400,000
  Other accrued expenses . . . . . . . . . . . . .        22,933       36,738
                                                      -----------  -----------
       Total current liabilities . . . . . . . . .     1,550,536    1,922,492
                                                      -----------  -----------
Commitments:  Notes 3 and 4
Stockholders' equity
  Convertible preferred stock--no  par value;
    authorized 6,000,000 shares; 1,075,641
    shares issued and outstanding, ($2,151,282
    liquidation preference; or $2 per share) . . .     2,063,149    2,063,149
  Common stock--no  par value; authorized
    20,000,000 shares; shares issued and
    outstanding 1996-5,575,796,
    1995-5,487,096 . . . . . . . . . . . . . . . .     2,988,275    2,946,943
  Accumulated deficit. . . . . . . . . . . . . . .    (2,949,530)  (3,326,503)
                                                      -----------  -----------
  Stockholders' equity . . . . . . . . . . . . . .     2,101,894    1,683,589
                                                      -----------  -----------
TOTAL  . . . . . . . . . . . . . . . . . . . . . .    $3,652,430   $3,606,081
                                                      -----------  -----------
                                                      -----------  -----------


The accompanying notes are an integral part of these Financial Statements.

STATEMENTS OF CASH FLOWS
For the two years ended June 30, 1996
                                                           1996         1995
                                                           ----         ----
Operating activities:
Net income . . . . . . . . . . . . . . . . . . . .   $   376,973   $   404,566
  Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation. . . . . . . . . . . . . . . . .       134,146       137,620
     Loss on disposal of property. . . . . . . . .           632        13,849
  Change in:
     Trade accounts receivable . . . . . . . . . .        76,833      (196,161)
     Inventories . . . . . . . . . . . . . . . . .      (123,722)     (202,958)
     Accounts payable and accrued liabilities. . .      (593,623)       82,925
     Other current assets. . . . . . . . . . . . .        15,844       (45,648)
                                                       -----------  -----------
  Cash (used by) provided by operating
    activities . . . . . . . . . . . . . . . . . .      (112,917)      194,193
                                                       -----------  -----------
Investing activities:
     Investment in property, plant, and
       equipment . . . . . . . . . . . . . . . . .       (62,078)     (105,223)
     Proceeds from sale of property and equipment.             -           473
                                                       -----------  -----------
  Cash used by investing activities: . . . . . . .       (62,078)     (104,750)
                                                       -----------  -----------
Financing activities:
     Notes payable to bank . . . . . . . . . . . .       400,000       230,000
     Lease subsidies, net. . . . . . . . . . . . .      (178,333)     (324,969)
     Employee stock sales, net . . . . . . . . . .        41,332         1,051
                                                       -----------  -----------
  Cash provided by (used by) financing
    activities . . . . . . . . . . . . . . . . . .       262,999       (93,918)
                                                       -----------  -----------
Increase (decrease) in cash and equivalents. . . .        88,004        (4,475)
Cash, beginning of year. . . . . . . . . . . . . .        59,892        64,367
                                                       -----------  -----------
Cash, end of year. . . . . . . . . . . . . . . . .   $   147,896   $    59,892
                                                       -----------  -----------
                                                       -----------  -----------

                         Supplemental Disclosure of Cash Flow

Interest paid during 1996 and 1995 was $83,635 and $27,181, respectively.




The accompanying notes are an integral part of these Financial Statements.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the two years ended June 30, 1996




                                                    Convertible
                                                  Preferred Stock                Common Stock
                                                  ---------------                ------------           Accumulated
                                               Shares        Amount          Shares        Amount         Deficit         Total
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994 . . . . . . . .        1,075,641    $2,063,149       5,486,082    $ 2,945,892    $(3,731,069)   $ 1,277,972
Repurchase of common shares under
  employee profit sharing plan . . . .                                        (7,136)        (2,139)                       (2,139)
Issuance of common stock under
  employee purchase plan . . . . . . .                                         1,400            364                           364
Issuance of common stock under
  employee option plan . . . . . . . .                                         6,750          2,826                         2,826
Net income . . . . . . . . . . . . . .                                                                     404,566        404,566
                                              ---------    ----------      ---------    -----------    -----------    -----------
Balance, June 30, 1995 . . . . . . . .        1,075,641    $2,063,149      5,487,096    $ 2,946,943    $(3,326,503)   $ 1,683,589
Issuance of common stock under
  employee option plan . . . . . . . .                                        88,700         41,332                        41,332
Net income . . . . . . . . . . . . . .                                                                     376,973        376,973
                                              ---------    ----------      ---------    -----------    -----------    -----------
Balance, June 30, 1996 . . . . . . . .        1,075,641    $2,063,149      5,575,796    $ 2,988,275    $(2,949,530)   $ 2,101,894
                                              ---------    ----------      ---------    -----------    -----------    -----------
                                              ---------    ----------      ---------    -----------    -----------    -----------





The accompanying notes are an integral part of these Financial Statements.

NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
Teltone Corporation designs, manufactures, and sells specialty electronic telecommunications equipment and components to a variety of telephone operating companies, business end users, and original equipment manufacturers internationally. Customers are primarily located in North America, Asia and Western Europe.

REVENUE RECOGNITION
Revenue is recognized at the time of shipment. Estimated sales returns are subtracted from sales to obtain net sales and are not material.

INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization which is calculated on a straight-line basis over their estimated useful lives of 4-7 years. Property and equipment consists primarily of leasehold improvements, manufacturing and engineering equipment, vehicles and furniture and fixtures.

ENGINEERING AND DEVELOPMENT COSTS
Engineering and development costs are charged to expense as incurred.

WARRANTY COSTS
Estimated warranty costs are accrued at the time products are sold.

INCOME TAX
In accordance with FAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.

CONVERTIBLE PREFERRED STOCK
Convertible preferred stock is convertible one-for-one into common stock at the stockholder's option.

RECENT ACCOUNTING PRONOUNCEMENT
In October 1995 the Financial Accounting Standards Board issued FAS 123, Accounting for Stock Based Compensation, which is effective for fiscal years that begin after December 15, 1995. FAS 123 establishes financial accounting and reporting standards for stock based employee compensation plans and for the issuance of equity instruments to acquire goods and services from non-employees. The Company may elect to follow the provisions of FAS 123 or APB 25. The Company has not determined its method of adoption as of June 30, 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, trade accounts receivable, inventories, accounts payable trade, notes payable and accrued compensation and benefits approximate eVtheir fair value.

MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common shares outstanding during the year. Common equivalent shares, including preferred shares, warrants and stock options, are included to the extent they are dilutive in the calculation of earnings per share and are excluded to the extent they are antidilutive in the calculation of loss per share.


3.  LEASE COMMITMENTS

The Company leases its headquarters facility under an operating lease agreement. Future minimum lease payments, as of June 30, 1996, are $516,984 for each of the next two years and $301,574 in the third year. Operating lease expense, net of sublease income, was $501,785 in 1996 and $538,600 in 1995.

In May 1986, the Company entered into a ten-year lease agreement for the Company's Kirkland headquarters facility as part of a sale leaseback agreement. In conjunction with the Company's relocation in the third fiscal quarter of 1991, the facility was subleased for the remaining lease term at an annual rent of approximately $1,000,000. The remaining obligation under the Company's original lease agreement, inclusive of anticipated increases in the consumer price index, exceeds the total rental income from the sublease. This excess is reflected on the balance sheet as lease subsidy at June 30, 1995. In 1996 obligations under this lease expired and the remaining accrual of $134,000 was reversed and is included in other income.


4.  LINE OF CREDIT

In October 1993 the Company entered into a line of credit agreement with a bank for the lesser of $1,000,000 or an amount calculated based on 75% of eligible accounts receivable. The line of credit was subsequently increased to $1,500,000 and is renewable in September 1997. The line of credit bears interest at prime + 1%, which was 8.75% at June 30, 1996. As of June 30, 1996, borrowings under this line totaled $800,000.

In April 1996 the Company entered into another line of credit with the same bank for the lesser of $500,000 or an amount calculated based on 90% of foreign accounts receivable and 70% of related inventory, renewable in September 1997. As of June 30, 1996, there were no outstanding borrowings under this line.


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                               June 30, 1996  June 30, 1995
                                               -------------  -------------

    Manufacturing and engineering equipment      $ 4,085,177    $ 4,034,058
    Furniture and fixtures                           238,596        233,711
    Other                                             16,572         16,572
                                                 -----------    -----------
                                                   4,340,345      4,284,341
    Less accumulated depreciation                 (4,043,827)    (3,915,123)
                                                 -----------    -----------
                                                 $   296,518    $   369,218
                                                 -----------    -----------
                                                 -----------    -----------

6.  INCOME TAX

Deferred tax assets consisted of the following:

                                               June 30, 1996  June 30, 1995
                                               -------------  -------------
         Net operating loss carryforwards        $ 4,190,000    $ 4,154,000
         Depreciation and amortization               313,000        334,000
         Tax credits                               1,042,000      1,042,000
         Deferred gain on building sale                    0        174,000
         Inventory reserves                           70,000         64,000
         Other                                       119,000        115,000
                                                 -----------    -----------

         Deferred tax assets                       5,734,000      5,883,000
         Valuation allowance                      (5,734,000)    (5,883,000)
                                                 -----------    -----------
                                                 $     -        $     -
                                                 -----------    -----------
                                                 -----------    -----------


Due to the Company's loss history and therefore uncertainty regarding future taxable income, the Company has established a valuation allowance of $5,734,000 against deferred tax assets. At June 30, 1996, the Company had net operating loss carryforwards of approximately $12,325,000. The carryforwards expire from 2001 through 2011. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001.

The reconciliation of taxes on income at the federal statutory rate to the actual tax expense of $0 is:

                                               June 30, 1996  June 30, 1995
                                               -------------  -------------
         Tax at statutory rate                   $   128,171    $   137,552
         Nondeductible items                          20,829         27,448
         Change in valuation allowance              (149,000)      (165,000)
                                                 -----------    -----------
                                                 $     -        $     -
                                                 -----------    -----------
                                                 -----------    -----------


7.  STOCK OPTIONS

The Company has two active stock option plans, both of which have been approved by the Board of Directors. The Nonemployee Directors' Stock Option Plan, pending final shareholder approval, provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years.

The Employees Stock Option Plan provides for the grant of options to purchase up to 800,000 common shares to key employees of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years. Information regarding the Company's employee stock option plan is summarized below:

                                                    Employee Stock
                                                     Option Plan*
                                                     ------------
Shares under option:
Outstanding at June 30, 1994                            1,051,500
Options granted                                           120,500
Options exercised                                          (6,750)
Options lapsed                                            (46,250)
                                                      -----------
Outstanding at June 30, 1995                            1,119,000
Options granted                                            45,000
Options exercised                                         (81,300)
Options lapsed                                            (88,700)
                                                      -----------

Balance, June 30, 1996                                    994,000
                                                      -----------
                                                      -----------
Outstanding available to grant at June 30, 1996           256,250
                                                      -----------
                                                      -----------
Average option price per share                        $       .47
                                                      -----------
                                                      -----------


There were 657,525 options exercisable at June 30, 1996.

* Includes options granted under option plans previous to the 1992 plan of 587,500, 546,800 and 527,500 for the years ended June 30, 1994, 1995 and 1996, respectively.



8.   EMPLOYEE BENEFIT PLAN

The Company offers its employees a 401(k) savings plan which is designed to allow participating employees to accumulate savings for retirement and other purposes. Under the 401(k) plan, all Company employees are eligible to participate following the first day of the month following their hire date. Employees may elect to contribute up to 15% of their annual compensation to the plan. In addition, the Company provides for discretionary employer contributions.

Additionally, the Company offered a Profit Sharing Trust to its employees which invested in a variety of investments, including stocks and bonds. The trust was funded by the Company. However, contributions have not been made since 1983. During 1995 the assets of the trust were combined with the Company's 401(k) plan.

ITEM 8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.



PART III



ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference to pages 2 through 4 of the Company's definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on October 29, 1996 (the "Proxy Statement"), which the Company will file with the Commission within 120 days after the end of its 1996 fiscal year. Information regarding executive officers of the Company is included at the end of Part I of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

          The section entitled "Executive Officer Compensation" on pages 7 through 9 of the Proxy Statement and the section entitled "Compensation of Board Members" on page 5 of the Proxy Statement are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The sections entitled "Election of Directors" to the extent of the disclosures on pages 1 through 4, and "Principal Shareholders" on page 6 of the Proxy Statement are incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.

PART IV

ITEM 13. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Exhibits filed herewith:

          3         Articles of Incorporation and Bylaws(3)
          10.4      Teltone Corporation 1983 Stock Option Plan, as amended(1)
          10.5      Teltone Corporation 1989 Employees' Stock Purchase Plan(2)
          10.10     Sales agreement covering Kirkland, Washington, property(4)
          10.11     Building sublease covering Kirkland, Washington, property(5)
          10.12     Building lease covering Bothell, Washington, property(6)
          10.13     Teltone Corporation 1992 Stock Option Plan(7)
          21        List of subsidiaries(4)
          23        Consent of Independent Auditors
          27        Financial Data Schedules


B.   Reports on Form 8-K:
               None.


(1) Incorporated herein by reference to the Corporation's Registration Statement on Form S-8, Commission file No. 2-94927 and 33-29304.
(2) Incorporated herein by reference to the Corporation's Registration Statement on Form S-8, Commission file No. 33-28779.
(3) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1983, Commission file No. 0-11275.
(4) Incorporated herein by reference to the Corporation's Registration Statement on Form S-1, Commission file No. 33-1703.
(5) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1987, Commission file No. 0-11275.
(6) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, Commission file No. 0-11275.
(7) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Commission file No. 0-11275

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on September 23, 1996.

     TELTONE CORPORATION

     By   /s/  Richard W. Soshea
        --------------------------------
         Richard W. Soshea
         President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                          TITLE                    DATE
- ---------                          -----                    ----

 /s/  Charles L. Anderson          Chairman and Director    September 27, 1996
- ------------------------------
Charles L. Anderson

(a)  Principal Executive Officer:


 /s/  Richard W. Soshea            President and Chief      September 27, 1996
- ------------------------------     Executive Officer and
Richard W. Soshea                  Director

(b)  Principal Financial and
     Accounting Officer:

 /s/  Jeffrey B.  deCillia         Vice President of        September 27, 1996
- ------------------------------     Finance and Chief
Jeffrey  B. deCillia               Financial Officer


(c)  Other Directors:


/s/  Robert L. Bailey              Director                 September 27, 1996
- ------------------------------
Robert L. Bailey


 /s/  Tracy S. Storer              Director                 September 27, 1996
- ------------------------------
Tracy S. Storer


 /s/  Charles P. Waite             Director                 September 27, 1996
- ------------------------------
Charles P. Waite


 /s/  Don C. Wilson                Director                 September 27, 1996
- ------------------------------
Don C. Wilson


 /s/  Paul M. Wythes               Director                 September 27, 1996
- ------------------------------
Paul M. Wythes