Form 10QSB
period 1996-09-30
TELTONE CORP
filed 1996-10-25
CIK 96890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10Q-SB

             [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        September 30, 1996
                              -------------------------------------------------

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934


For the transition period from ________________________ to ____________________

Commission file number               0-11275
                      ---------------------------------------------------------



                               TELTONE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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


                                 (206) 487-1515
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     5,576,796 shares of common stock outstanding as of October 20, 1996.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                               TELTONE CORPORATION


                                 BALANCE SHEETS



                                                                    September 30             June 30
                                                                            1996                1996
ASSET                                                                (Unaudited)
-----------------------------------------------------------------------------------------------------
Current assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   170,625       $     147,896
    Trade accounts receivable (net of allowance for
       doubtful accounts of $34,529 and $40,851) . . . . . . . .       1,783,485           1,394,902
    Inventories
       Raw materials . . . . . . . . . . . . . . . . . . . . . .         725,606             662,177
       Work in process . . . . . . . . . . . . . . . . . . . . .         176,260             122,510
       Finished goods. . . . . . . . . . . . . . . . . . . . . .         817,721             985,735
                                                                     -----------       -------------

                       Total inventories . . . . . . . . . . . .       1,719,587           1,770,422
                                                                     -----------       -------------

    Other current assets . . . . . . . . . . . . . . . . . . . .          77,849              42,692
                                                                     -----------       -------------

                       Total current assets. . . . . . . . . . .       3,751,546           3,355,912
                                                                     -----------       -------------

Property, plant and equipment - at cost. . . . . . . . . . . . .       4,360,752           4,340,345
    Less accumulated depreciation. . . . . . . . . . . . . . . .      (4,074,816)         (4,043,827)
                                                                     -----------       -------------

        Property, plant and equipment - net. . . . . . . . . . .         285,936             296,518

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,037,482       $   3,652,430
                                                                     -----------       -------------
                                                                     -----------       -------------




See Notes to Financial Statements.                                            2

                               TELTONE CORPORATION


                                 BALANCE SHEETS



                                                                   September 30              June 30
                                                                           1996                 1996
LIABILITIES AND STOCKHOLDERS' EQUITY                                 (Unaudited)
-----------------------------------------------------------------------------------------------------
Current liabilities
    Accounts payable - trade . . . . . . . . . . . . . . . . . .    $   549,441         $    249,537
    Accrued compensation and benefits. . . . . . . . . . . . . .        386,418              445,224
    Accrued warranty expense . . . . . . . . . . . . . . . . . .         31,815               32,842
    Notes payable to bank. . . . . . . . . . . . . . . . . . . .        800,000              800,000
    Other accrued expenses . . . . . . . . . . . . . . . . . . .        126,096               22,933
                                                                    -----------         ------------

                       Total current liabilities . . . . . . . .      1,893,770          1,550,536
                                                                    -----------         ------------

Stockholders' equity
    Convertible preferred stock - no par value; authorized
      6,000,000 shares; 1,075,641 shares issued and outstanding.      2,063,149            2,063,149
    Common stock - no par value; authorized 20,000,000 shares;
      issued and outstanding 5,576,796 and 5,575,796 shares  . .      2,988,785            2,988,275
    Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,908,222)          (2,949,530)
                                                                    -----------         ------------

      Stockholders' equity . . . . . . . . . . . . . . . . . . .      2,143,712            2,101,894
                                                                    -----------         ------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 4,037,482         $  3,652,430
                                                                    -----------         ------------
                                                                    -----------         ------------




See Notes to Financial Statements.                                            3

ITEM 1.           FINANCIAL STATEMENTS (continued)



                               TELTONE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                 Three Months
                                                                               Ended September 30
                                                                           1996                 1995
----------------------------------------------------------------------------------------------------
Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,385,284          $ 2,420,509
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . .      1,382,860             1,345,539
                                                                    -----------          ------------

Gross margin on sales. . . . . . . . . . . . . . . . . . . . . .      1,002,424             1,074,970
                                                                    -----------          ------------


Operating expenses
    Selling, general and administrative. . . . . . . . . . . . .        725,836               767,601
    Engineering and development. . . . . . . . . . . . . . . . .        204,577               191,801
                                                                    -----------          ------------

               Total operating expenses. . . . . . . . . . . . .        930,413               959,402
                                                                    -----------          ------------

Income from operations . . . . . . . . . . . . . . . . . . . . .         72,011               115,568

Other expense - net. . . . . . . . . . . . . . . . . . . . . . .         30,703                11,591
                                                                    -----------          ------------

Income before tax. . . . . . . . . . . . . . . . . . . . . . . .         41,308               103,977

Income tax provision . . . . . . . . . . . . . . . . . . . . . .              -                    -
                                                                    -----------          ------------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    41,308          $    103,977
                                                                    -----------          ------------
                                                                    -----------          ------------

Net income per common share. . . . . . . . . . . . . . . . . . .    $       .01          $        .01
                                                                    -----------          ------------
                                                                    -----------          ------------
Average common and common
  equivalent shares outstanding  . . . . . . . . . . . . . . . .      6,717,854             7,365,907




See Notes to Financial Statements.                                             4

                               TELTONE CORPORATION


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months
                                                                                         Ended September 30
                                                                                       1996               1995
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    41,308        $   103,977
Adjustments to reconcile net income to net cash provided by
 ( used for) operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           30,989            33,144
Changes in:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .         (388,583)         (127,278)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           50,835          (127,298)
    Accounts payable and accrued items . . . . . . . . . . . . . . . . . .          343,234          (206,437)
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (35,157)          (28,830)
                                                                               ------------       -----------

                  Cash provided by (used for) operating activities . . . .           42,626          (352,722)
                                                                               ------------       -----------

Cash flows from investing activities:
     Investment in property, plant and equipment . . . . . . . . . . . . .          (20,407)          (18,875)
                                                                               ------------       -----------
                    Cash used for investing activities . . . . . . . . . .          (20,407)          (18,875)
                                                                               ------------       -----------

Cash flows from financing activities:
     Note payable to bank. . . . . . . . . . . . . . . . . . . . . . . . .               -            400,000
     Lease subsidies . . . . . . . . . . . . . . . . . . . . . . . . . . .               -            (64,848)
     Employee stock purchases, net . . . . . . . . . . . . . . . . . . . .             510              5,401
                                                                               ------------       -----------

                    Cash provided by financing activities. . . . . . . . .             510            340,553
                                                                               ------------       -----------

Increase (decrease) in cash and equivalents. . . . . . . . . . . . . . . .          22,729            (31,044)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . .         147,896             59,892
                                                                               ------------       -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . .     $   170,625        $    28,848
                                                                               ------------       -----------
                                                                               ------------       -----------




See Notes to Financial Statements.                                             5

                               TELTONE CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




1.   STOCKHOLDERS' EQUITY

     The Company has two active stock option plans, both of which have been approved by the Board of Directors. The Nonemployee Directors' Stock Option Plan, pending shareholder approval, provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years.

     The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 800,000 common shares to key employees of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years. Of this total, options to purchase 497,500 shares of common stock are outstanding and 225,250 shares remain available for grant. In addition, options to purchase 500,000 shares of common stock are outstanding under certain of the Company's predecessor stock option plans.



2.   FEDERAL INCOME TAX

     At of September 30, 1996, the Company had net operating loss carryforwards of approximately $12,285,000. The carryforwards expire from 2001 to 2011. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding
     future taxable income.   Due to an expected annual effective tax rate of
     zero, the Company recognized no income tax expense in the first quarter of fiscal 1997 or 1996





The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the period ending September 30, 1996, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1996, audited financial statements.

TELTONE CORPORATION


PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1997 were approximately $2.4 million, approximately the same as the first quarter of last year. Gross margins decreased to 42% from 44% in the prior year, reflective of a less favorable product mix. This dip in margin, combined with an increase in research and development expenses from 7.9% last year to 8.6% this year, resulted in net income of $41,000 as compared to $104,000 for the first quarter last year. Favorably impacting this net income was a decrease of 3% in operating expenses over the same period in the prior year.

As of September 30, 1996, approximately $12,285,000 in net operation loss carryforwards were available to offset future taxable income at varying amounts with expiration from 2001 to 2011, as well as $290,000 and $752,000 in investment tax and research and development tax credits, respectively.

Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operation loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income. The Company recognized no income tax expense in the first quarter of fiscal 1997 or 1996 due to an expected annual effective tax rate of zero.


LIQUIDITY AND CAPITAL RESOURCES

The Company has line of credit agreements with a bank renewable in September of 1997. The first is for the lesser of an amount calculated based on 75% of eligible accounts receivable or $1.5 million. This line is collateralized by domestic accounts receivable, inventory and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. At September 30, 1996, borrowings under this line of credit totaled $800,000.

The second line of credit is for the lesser of an amount calculated based on 90% of eligible foreign accounts receivable and 70% of related inventory or $500,000. This line is collateralized by foreign accounts receivable and inventory and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. At September 30, 1996, there were no borrowings under this line of credit.

The Company anticipates increased spending on the development of several new products and thus expects to continue to utilize these lines of credit. Cash on hand, as well as the lines of credit, should enable the Company to meet its operating and working capital needs during the next twelve months.

PART II.  OTHER INFORMATION

     Item 1.   LEGAL PROCEEDINGS

               None

     Item 2.   CHANGES IN SECURITIES

               None

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

     Item 5.   OTHER INFORMATION

               None

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               None

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        TELTONE CORPORATION
                                        (Registrant)




Date       October 25, 1996             By  /s/ RICHARD W. SOSHEA
    ------------------------------        ------------------------------------
                                          Richard W. Soshea
                                          President & Chief Executive Officer




Date       October 25, 1996             By  /s/ JEFFREY B. deCILLIA
    ------------------------------        ------------------------------------
                                          Jeffrey B. deCillia
                                          Vice President Finance & Chief
                                          Financial Officer