Form 10-Q
period 1996-12-31
TELTONE CORP
filed 1997-01-27
CIK 96890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10Q-SB

             [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       December 31, 1996
                              --------------------------------------------------

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934


For the transition period from                    to
                              --------------------  ----------------------------
Commission file number             0-11275
                      ----------------------------------------------------------

                               TELTONE CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


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


                                 (206) 487-1515
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


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
                             Yes  X        No
                                -----        -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      5,606,796 shares of common stock outstanding as of December 31, 1996.

     Transitional small business disclosure format (check one);

                         Yes       No  X
                            -----    -----

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS





                               TELTONE CORPORATION


                                 BALANCE SHEETS


                                                                December 31        June 30
                                                                       1996           1996
ASSETS                                                           (Unaudited)
------------------------------------------------------------------------------------------
Current assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   411,966    $   147,896
  Trade accounts receivable (net of allowance for doubtful
    accounts of $34,528 and $40,851) . . . . . . . . . . . . .    1,700,778      1,394,902
  Inventories
    Raw materials. . . . . . . . . . . . . . . . . . . . . . .      783,240        662,177
    Work in process. . . . . . . . . . . . . . . . . . . . . .      265,906        122,510
    Finished goods . . . . . . . . . . . . . . . . . . . . . .      736,052        985,735
                                                                -----------    -----------
      Total inventories. . . . . . . . . . . . . . . . . . . .    1,785,198      1,770,422

  Other current assets . . . . . . . . . . . . . . . . . . . .       98,731         42,692
                                                                -----------    -----------
      Total current assets . . . . . . . . . . . . . . . . . .    3,996,673      3,355,912
                                                                -----------    -----------
Property, plant and equipment - at cost. . . . . . . . . . . .    4,375,027      4,340,345
  Less accumulated depreciation. . . . . . . . . . . . . . . .   (4,104,305)    (4,043,827)
                                                                -----------    -----------
      Property, plant and equipment - net. . . . . . . . . . .      270,722        296,518

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,267,395    $ 3,652,430
                                                                -----------    -----------
                                                                -----------    -----------


See Notes to Financial Statements.                                             2

                               TELTONE CORPORATION


                                 BALANCE SHEETS

                                                                         December 31         June 30
                                                                                1996            1996
LIABILITIES AND STOCKHOLDERS' EQUITY                                      (Unaudited)
----------------------------------------------------------------------------------------------------
Current liabilities
     Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .   $   764,397     $   249,537
     Accrued compensation and benefits . . . . . . . . . . . . . . . .       448,836         445,224
     Accrued warranty expense. . . . . . . . . . . . . . . . . . . . .        31,008          32,842
     Note payable to bank. . . . . . . . . . . . . . . . . . . . . . .       650,000         800,000
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .       117,489          22,933
                                                                         -----------     -----------
                    Total current liabilities. . . . . . . . . . . . .     2,011,730       1,550,536
                                                                         -----------     -----------

Stockholders' equity
     Convertible preferred stock - no par value; authorized
        6,000,000 shares; 1,075,641 shares issued and outstanding. . .     2,063,149       2,063,149
     Common stock - no par value; authorized 20,000,000 shares;
        issued and outstanding 5,606,796 shares. . . . . . . . . . . .     2,998,685       2,988,275
     Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,806,169)     (2,949,530)
                                                                         -----------     -----------
        Stockholders' equity . . . . . . . . . . . . . . . . . . . . .     2,255,665       2,101,894
                                                                         -----------     -----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,267,395     $ 3,652,430
                                                                         -----------     -----------
                                                                         -----------     -----------


See Notes to Financial Statements.                                             3

                               TELTONE CORPORATION


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months                   Six Months
                                                        Ended December 31             Ended December 31
                                                        1996           1995           1996           1995
---------------------------------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . . .    $2,640,450     $2,374,268     $5,025,734     $4,794,777
Cost of goods sold . . . . . . . . . . . . . .     1,571,652      1,260,164      2,954,512      2,605,703
                                                  ----------     ----------     ----------     ----------
Gross margin on sales. . . . . . . . . . . . .     1,068,798      1,114,104      2,071,222      2,189,074
                                                  ----------     ----------     ----------     ----------

Operating expense
     Selling, general and administrative . . .       742,256        779,545      1,468,093      1,540,874
     Engineering and development . . . . . . .       196,655        206,176        401,231        397,977
                                                  ----------     ----------     ----------     ----------
               Total operating expenses. . . .       938,911        985,721      1,869,324      1,938,851
                                                  ----------     ----------     ----------     ----------
Income from operations   . . . . . . . . . . .       129,887        128,383        201,898        250,223

Other expense. . . . . . . . . . . . . . . . .       (27,834)       (18,342)       (58,537)       (36,204)
                                                  ----------     ----------     ----------     ----------
Income before tax. . . . . . . . . . . . . . .       102,053        110,041        143,361        214,019
                                                  ----------     ----------     ----------     ----------
Income tax provision . . . . . . . . . . . . .         --             --             --             --
                                                  ----------     ----------     ----------     ----------
Net income . . . . . . . . . . . . . . . . . .    $  102,053     $  110,041     $  143,361     $  214,019
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Net income per common and
  common equivalent share. . . . . . . . . . .    $      .02     $      .01    $       .02     $      .03
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

Average common and common
  equivalent shares outstanding. . . . . . . .     6,710,956     7,336,905       6,718,539      7,102,450


See Notes to Financial Statements.                                             4

                               TELTONE CORPORATION


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months
                                                                             Ended December 31
                                                                            1996           1995
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 143,361      $ 214,019
Adjustments to reconcile net loss to net cash used
  for operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .        60,478         67,114
Changes in:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .      (305,876)        31,449
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .       (14,776)      (228,354)
  Accounts payable and accrued items . . . . . . . . . . . . . . .      (611,194)      (333,503)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (56,039)       (15,053)
                                                                       ---------      ---------
               Cash provided by (used for) operating activities. .       438,342       (264,328)

Cash flows from investing activities:
  Investment in property, plant and equipment. . . . . . . . . . .       (34,682)       (40,253)
                                                                       ---------      ---------
               Cash used for investing activities. . . . . . . . .       (34,682)       (40,253)

Cash flows from financing activities:
  Note payable to bank . . . . . . . . . . . . . . . . . . . . . .      (150,000)       435,000
  Lease subsidies. . . . . . . . . . . . . . . . . . . . . . . . .             -       (113,484)
  Employee stock purchases, net. . . . . . . . . . . . . . . . . .        10,410          5,401
                                                                       ---------      ---------
               Cash provided by (used for) financing activities. .      (139,590)       326,917
                                                                       ---------      ---------
Increase in cash and equivalents . . . . . . . . . . . . . . . . .       264,070         22,336
Cash and cash equivalents, beginning of period . . . . . . . . . .       147,896         59,892
                                                                       ---------      ---------
Cash and cash equivalents, end of period . . . . . . . . . . . . .     $ 411,966      $  82,228
                                                                       ---------      ---------
                                                                       ---------      ---------


See Notes to Financial Statements.                                             5

                               TELTONE CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------


1.   STOCKHOLDERS' EQUITY

     The Company has two active stock option plans. The Nonemployee Directors' Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years. Of this total, options to purchase 240,000 shares of common stock are outstanding and 80,000 shares remain available for grant.

     The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 800,000 common shares to key employees of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years. Of this total, options to purchase 578,500 shares of common stock are outstanding and 114,250 shares remain available for grant. In addition, options to purchase 500,000 shares of common stock are outstanding under certain of the Company's predecessor stock option plans.



2.   FEDERAL INCOME TAX

     At of December 31, 1996, the Company had net operating loss carryforwards of approximately $12,185,000. The carryforwards expire from 2001 to 2011. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding
     future taxable income.   Due to an expected annual effective tax rate of
     zero, the Company recognized no income tax expense in the first or second quarter of fiscal 1997 or 1996.





The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the period ending December 31, 1996, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1996, audited financial statements.

TELTONE CORPORATION


PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB may contain forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results which could cause actual results to differ from those forward looking statements contained in this Form 10-QSB.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS 1995

Sales for the second quarter for fiscal 1997 were $2,640,000 which represented an 11% increase over the $2,374,000 for the same period of last year. This increase was due to increased sales in the CPE (Customer Premise Equipment) product line. Gross margin percentage decreased from 47% in the second quarter of fiscal 1996 to 40% for the same period in the current year. The majority of the decrease in gross margin percentage is due to two large custom orders which were given special volume pricing. The remaining decrease in gross margin percentage is due to product mix variations which are normal occurrences for the Company.

The reduction in gross margin percentage, netted with a 5% decrease in operating expenses over the same period last year, resulted in comparable net income of $102,000 in the second quarter this year versus $110,000 for the second quarter last year.

SIX MONTHS ENDED DECEMBER 31, 1996 VERSUS 1995

For the six months ended December 31, 1997, net sales increased 5% from $4,795,000 to $5,026,000. This increase was also driven by increases in the sales of CPE products. Gross margin percentage was 41% for the first six months of fiscal year 1997 as compared to 46% for the same period last year. This decrease was also driven primarily by the two large custom orders and normal product mix variations as discussed above.

The reduction in gross margin percentage, netted with a 3% decrease in operating expenses over the same period last year, reduced net income from approximately $214,000 for the first six months last year to $143,000 this year.

The Company currently has a significant number of new products under development. Certain of these products require the use of outside developers much more extensively than the Company has experienced in the recent past. Management expects research and development expenses associated with these development contracts to occur primarily in the third and fourth quarter of fiscal 1997 and that these expenses will significantly reduce the Company's reported results.

As of December 31, 1996, approximately $12,185,000 in net operating loss carryforwards were available to offset future taxable income at varying amounts with expiration from 2001 to 2011, as well as $290,000 and $752,000 in investment tax and research and development tax credits, respectively.

Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income. The Company recognized no income tax expense in the first or second quarter of fiscal 1997 or 1996 due to an expected annual effective tax rate of zero.

LIQUIDITY AND CAPITAL RESOURCES

The Company has two line of credit agreements with a bank renewable in September of 1997. The first line of credit provides for borrowings equal to the lesser of an amount calculated based on 75% of eligible accounts receivable or $1.5 million. This credit line is collateralized by domestic accounts receivable, inventory and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. At December 31, 1996, borrowings under this line of credit totaled $650,000.

The second line of credit is for the lesser of an amount calculated based on 90% of eligible foreign accounts receivable and 70% of related inventory or $500,000. This credit line is collateralized by foreign accounts receivable and inventory and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. At December 31, 1996, there were no borrowings under this line of credit.

The Company anticipates increased spending on the development of several new products and thus expects to continue to utilize its lines of credit. Cash on hand, as well as the lines of credit, should enable the Company to meet its operating and working capital needs during the next twelve months.







PART II.  OTHER INFORMATION

     Item 5 - Other Information


     Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                        TELTONE CORPORATION
                                        (Registrant)




Date   January 24, 1997                 By   /s/ Richard W. Soshea
    ---------------------                 -----------------------------------
                                          Richard W. Soshea
                                          President & Chief Executive Officer




Date   January 24, 1997                 By   /s/ Jeffrey B. deCillia
    ---------------------                 -----------------------------------
                                          Jeffrey B. deCillia
                                          Vice President Finance &
                                          Chief Financial Officer