Form 10QSB
period 1997-03-31
TELTONE CORP
filed 1997-05-09
CIK 96890

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                          FORM 10Q-SB


    [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                March 31, 1997
                               ----------------------------------------

                               OR

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES ACT OF 1934


For the transition period from                       to
                              -----------------------   ----------------------

Commission file number                      0-11275
                      --------------------------------------------------------

                           TELTONE CORPORATION
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


    WASHINGTON                                       91-0839067
------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                     Identification No.)


 22121 - 20th Avenue SE. Bothell, Washington                98021
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                          (425) 487-1515
------------------------------------------------------------------------------
        (Issuer's telephone number, including area code)


                               N/A
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                               --------    --------



     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     5,606,796 shares of common stock outstanding as of March 31, 1997.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS





                      TELTONE CORPORATION


                         BALANCE SHEETS

                                                       March 31      June 30
                                                         1997          1996
ASSETS                                                (Unaudited)
-------------------------------------------------------------------------------
Current assets
 Cash and equivalents . . . . . . . . . . . . . . .    $  287,719    $  147,896
 Trade accounts receivable (net
  of allowance for doubtful
  accounts of $35,024 and $40,851)  . . . . . . . .     1,618,901     1,394,902
 Inventories
  Raw materials . . . . . . . . . . . . . . . . . .       736,977       662,177
  Work in process . . . . . . . . . . . . . . . . .       150,707       122,510
  Finished goods  . . . . . . . . . . . . . . . . .       714,618       985,735
                                                     ------------  -------------

          Total inventories . . . . . . . . . . . .     1,602,302     1,770,422

 Other current assets . . . . . . . . . . . . . . .        74,129        42,692
                                                     ------------  -------------

          Total current assets  . . . . . . . . . .     3,583,051     3,355,912

Property, plant and equipment - at cost . . . . . .     4,451,062     4,340,345
 Less accumulated depreciation  . . . . . . . . . .    (4,137,376)    (4,043,827)
                                                     ------------  -------------

          Property, plant and equipment - net . . .       313,686       296,518
                                                     ------------  -------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $  3,896,737  $  3,652,430
                                                     ------------  -------------
                                                     ------------  -------------


See Notes to Financial Statements.                                2

                      TELTONE CORPORATION


                         BALANCE SHEETS

                                                   March 31      June 30
                                                     1997         1996
LIABILITIES AND STOCKHOLDERS' EQUITY              (Unaudited)
-------------------------------------------------------------------------------

Current liabilities
 Accounts payable - trade . . . . . . . . . . .      $  686,437     $  249,537
 Accrued compensation and benefits  . . . . . .         374,650        445,224
 Accrued warranty expense . . . . . . . . . . .          32,461         32,842
 Note payable to bank . . . . . . . . . . . . .         650,000        800,000
 Other accrued expenses . . . . . . . . . . . .          90,585         22,933
                                                     ----------     ----------

             Total current liabilities  . . . .       1,834,133      1,550,536

Stockholders' equity
 Convertible preferred stock - no par value;
   authorized 6,000,000 shares; 1,075,641
   shares issued and outstanding  . . . . . . .       2,063,149      2,063,149
 Common stock - no par value; authorized
   20,000,000 shares; issued and outstanding
   5,606,796 shares . . . . . . . . . . . . . .       2,998,685      2,988,275
 Deficit  . . . . . . . . . . . . . . . . . . .      (2,999,230)    (2,949,530)
                                                     ----------     ----------
  Stockholders' equity  . . . . . . . . . . . .       2,062,604      2,101,894
                                                     ----------     ----------

TOTAL . . . . . . . . . . . . . . . . . . . . .    $  3,896,737   $  3,652,430
                                                   ------------   ------------
                                                   ------------   ------------


See Notes to Financial Statements.                                  3

                      TELTONE CORPORATION


                    STATEMENTS OF OPERATIONS
                          (Unaudited)

                                               Three Months                 Nine Months
                                              Ended March 31               Ended March 31
                                           1997           1996           1997           1996
--------------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . .    $2,567,290     $2,378,036     $7,593,023     $7,172,813
Cost of goods sold  . . . . . . .     1,654,149      1,304,574      4,608,660      3,910,278
                                     ----------     ----------     ----------     ----------

Gross margin on sales . . . . . .       913,141      1,073,462      2,984,363      3,262,535

Operating expenses
 Selling, general and
  administrative  . . . . . . . .       759,785        731,114      2,227,878      2,271,988
 Engineering and development  . .       312,833        201,935        714,064        599,912
                                     ----------     ----------     ----------     ----------

    Total operating expenses  . .     1,072,618        933,049      2,941,942      2,871,900
                                     ----------     ----------     ----------     ----------

Income (loss) from operations . .      (159,477)       140,413         42,421        390,635

Other expense . . . . . . . . . .       (33,584)       (21,245)       (92,121)       (57,449)
                                     ----------     ----------     ----------      ---------

Income (loss) before tax  . . . .      (193,061)       119,168        (49,700)       333,186

Income tax provision  . . . . . .            --             --             --             --
                                     ----------     ----------     ----------      ---------

Net income (loss) . . . . . . . .     $(193,061)    $  119,168     $  (49,700)    $  333,186
                                     ----------     ----------     ----------     ----------
                                     ----------     ----------     ----------     ----------

Net income (loss) per common and
 common equivalent share  . . . .     $    (.03)    $      .02     $     (.01)    $      .05
                                     ----------     ----------     ----------     ----------
                                     ----------     ----------     ----------     ----------
Average common and common
 equivalent shares outstanding  .     6,716,510      7,044,802      6,733,120      7,069,761




See Notes to Financial Statements                                       4

                      TELTONE CORPORATION


                    STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                           Nine Months
                                                          Ended March 31
                                                        1997           1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . .   $  (49,700)    $  333,186
Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
  Depreciation  . . . . . . . . . . . . . . . .       93,549        101,468
Changes in:
 Accounts receivable  . . . . . . . . . . . . .     (223,999)       (85,721)
 Inventories  . . . . . . . . . . . . . . . . .      168,120       (287,210)
 Accounts payable and accrued items . . . . . .      433,597       (336,487)
 Other  . . . . . . . . . . . . . . . . . . . .      (31,437)         3,239
                                                  ----------     ----------

            Cash provided by (used
             for) operating activities  . . . .      390,130       (271,525)

Cash flows from investing activities:
 Investment in property, plant
  and equipment-net . . . . . . . . . . . . . .     (110,717)       (43,686)
                                                  ----------     ----------

            Cash used for investing
             activities . . . . . . . . . . . .     (110,717)       (43,686)

Cash flows from financing activities:
 Net borrowings from bank . . . . . . . . . . .     (150,000)       425,000
 Lease subsidies  . . . . . . . . . . . . . . .           --       (162,121)
 Employee stock purchases, net  . . . . . . . .       10,410         16,469
                                                  ----------     ----------

            Cash (used for) provided
             by financing activities  . . . . .     (139,590)       279,348
                                                  ----------     ----------

Increase (decrease) in cash and
 equivalents  . . . . . . . . . . . . . . . . .      139,823        (35,863)
Cash and cash equivalents, beginning
 of period  . . . . . . . . . . . . . . . . . .      147,896         59,892
                                                  ----------      ----------
Cash and cash equivalents, end of period  . . .   $  287,719      $  24,029
                                                  ----------      ---------
                                                  ----------      ---------




See Notes to Financial Statements.                                     5

                      TELTONE CORPORATION


                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

-------------------------------------------------------------------------------

1.STOCKHOLDERS' EQUITY

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

  The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 800,000 common shares to key employees of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years. Of this total, options to purchase 596,500 shares of common stock are outstanding and 96,250 shares remain available for grant. In addition, options to purchase 400,000 shares of common stock are outstanding under certain of the Company's predecessor stock option plans.


2.FEDERAL INCOME TAX


  At of March 31, 1997, the Company had net operating loss carryforwards of approximately $12,375,000. The carryforwards expire from 2001 to 2011. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore
  uncertainty regarding future taxable income.   Due to an expected annual
  effective tax rate of zero, the Company recognized no income tax expense or benefit in the first, second or third quarters of fiscal 1997 or 1996.


  The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the period ending March 31, 1997, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1996, financial statements.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 VERSUS 1996

Sales for the third quarter of fiscal 1997 were $2,567,000 which represented an 8% increase over the $2,378,000 for the same period of last year. This increase was due to increased sales in the CPE (Customer Premise Equipment) product line. Gross margin percentage decreased from 45% in the third quarter of fiscal 1996 to 36% for the same period in the current year. The current period margin was adversely affected by the Company establishing an additional allowance of $99,269 as a result of a decision to discontinue certain of the Company's older products. Exclusive of this additional allowance, the Company's gross margin would have been 39%. The majority of the remaining decrease in gross margin percentage is due to a large custom order which began shipping in the quarter ended December 31, 1996, and completed shipping in the current quarter and was given special volume pricing. The remaining decrease in gross margin percentage is due to product mix variations which are normal occurrences for the Company.

Operating expenses increased from $933,000 in the third quarter of fiscal 1996 to $1,073,000 in fiscal 1997. The increase is primarily due to additional investment in engineering and development.

The reduction in gross margin percentage, coupled with the increase in operating expenses over the same period last year, resulted in a net loss of $193,000 in the third quarter this year versus $119,000 of net income for the third quarter last year.

NINE MONTHS ENDED MARCH 31, 1997 VERSUS 1996

For the nine months ended March 31, 1997, net sales increased 6% to $7,593,000 from $7,173,000 for the nine months ended March 31, 1997. This increase was
also driven by increases in the sales of CPE products.   Gross margin
percentage was 39% (41% exclusive of the inventory allowance discussed above) for the first nine months of fiscal year 1997 as compared to 45% for the same period last year. This remaining decrease, after the effect of the inventory allowance, was also driven primarily by the large custom order and normal product mix variations as discussed above.

The reduction in gross margin percentage, coupled with a 2% increase in operating expenses over the same period last year, resulted in a net loss of 49,700 for the first nine months this year compared to net income of $333,000 for the same period last year.

The Company currently has a significant number of new products under development. Certain of these products require the use of outside developers much more extensively than the Company has experienced in the recent past. Management expects engineering and development expenses associated with these development contracts to occur in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, and that these expenses will significantly reduce the Company's reported results.

As of March 31, 1997, approximately $12,375,000 in net operating loss carryforwards were available to offset future taxable income at varying amounts with expiration from 2001 to 2011, as well as $290,000 and $752,000 in investment tax and research and development tax credits, respectively.

Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income. The Company recognized no income tax expense or benefit in the first, second or third quarters of fiscal 1997 or 1996 due to an expected annual effective tax rate of zero.

LIQUIDITY AND CAPITAL RESOURCES

The Company has two line of credit agreements with a bank renewable in September of 1997. The first line of credit provides for borrowings equal to the lesser of an amount calculated based on 75% of eligible accounts receivable or $1.5 million. This credit line is collateralized by domestic accounts receivable, inventory and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. At March 31, 1997, borrowings under this line of credit totaled $650,000.

The second line of credit is for the lesser of an amount calculated based on 90% of eligible foreign accounts receivable and 70% of related inventory or $500,000. This credit line is collateralized by foreign accounts receivable and inventory and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. At March 31, 1997, there were no borrowings under this line of credit.

The Company anticipates increased spending on the development of several new products and thus expects to continue to utilize its lines of credit. Cash on hand, cash generated from operations, as well as the lines of credit, should enable the Company to meet its operating and working capital needs during the next twelve months.




PART II.  OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       TELTONE CORPORATION
                                       (Registrant)


Date       May 9, 1997                  By   /s/ Richard W. Soshea
    -----------------------------         ----------------------------
                                          Richard W. Soshea
                                          President & Chief Executive Officer



Date        May 9, 1997                 By   /s/ Jeffrey B. deCillia
    -----------------------------         ----------------------------
                                          Jeffrey B. deCillia
                                          Vice President Finance &
                                          Chief Financial Officer