Form 10KSB40
period 1997-06-30
TELTONE CORP
filed 1997-09-26
CIK 96890

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    June 30, 1997
                          -------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________
    Commission file number   0-11275
                           ------------

                                  TELTONE CORPORATION
                    (Name of small business issuer in its charter)

      WASHINGTON                                91-0839067
-------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

  22121 - 20th Avenue SE, Bothell, WA                       98021
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:    (425) 487-1515
                                                ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
Title of each class                                   which registered
--------------------                               ----------------------

                       None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

            Common stock without par value
-------------------------------------------------------------------------------
                                   (Title of Class)

     Check whether the registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X        No
                                  -----         -----

     Check if there is no disclosure of delinquent filers in response to Item 405 if Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year.   $10,053,000
                                                              --------------

     State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of
affiliate in Rule 12b-2 of the Exchange Act.)    $516,000
                                               ------------

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.
    5,606,796 shares of common stock outstanding as of September 2, 1997.
-------------------------------------------------------------------------------

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

(1) PROXY STATEMENT DATED SEPTEMBER 29, 1997 FOR USE IN CONNECTION WITH THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON OCTOBER 30, 1997. (PART III, ITEM 9, (DIRECTORS ONLY) AND ITEMS 10, 11, AND 12).

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

PART  I

ITEM 1.  BUSINESS

Teltone Corporation (Teltone or the Company) sells specialized telecommunications software, equipment and components in the United States and international markets. Teltone's customers include business end-users, original equipment manufacturers (OEMs), telephone call centers, and utilities. Teltone Corporation was incorporated in the state of Washington in July 1968.

INDUSTRY BACKGROUND

The telecommunications market has been changing dramatically and the rate of change is accelerating. These changes have been driven by new computer and telephony technologies, by deregulation, and by the Internet. This dynamic and competitive environment provides many new opportunities for Teltone's product lines. The equipment products are sold primarily in North America to utilities, telecom carriers, and end users, both large and small. The component products are sold to telecom original equipment manufacturers
(OEMs) throughout the world.

PRODUCTS

TELECOMMUTING SOLUTIONS

The concept of telecommuting or telework is the movement among businesses to allow employees to work from home or other remote locations, thus eliminating the daily round trip from home to workplace. Telecommuting is enjoying increasing acceptance as businesses are encouraged to share in the reduction of traffic congestion and energy consumption. Teltone's OfficeLink I-Registered Trademark- extends the functions of an office telephone system to a home worker through the public switched telephone network. Thus the employee is telephonically "at the office" without physically coming to the office. OfficeLink I is currently being sold to business users through a network of specialized distributors and by means of alliances with suppliers of business telephone systems. Several major suppliers of PBXs or automatic call distributors currently recommend OfficeLink I as a standard solution for telecommuting. Teltone has also just introduced the OfficeLink 2000 telecommuting solution targeted to call center remote agents. The OfficeLink 2000 provides the remote agents with the full functionality of the call center digital phones without requiring extra hardware in the remote location by integrating the digital phone features into the Windows-based PC desktop. For this system level solution, Teltone sells a portion of the hardware and all of the software for the central server PC and the remote agent PC. The Company is interested in developing further software based products directed at the call center market. To the extent that the Company's software based products are successful, it seeks to continue its efforts in this area.

TELECOM EQUIPMENT

Teltone is a market leader in telecommunications test and demonstration products. Our portable Telephone Line Simulators provide extensive PBX and telephone central office functionality for testing, training, and demonstration of telecommunications equipment, without installing costly phone lines. The TLS-5C, introduced in fiscal 1996, incorporates caller
identification in call waiting and several other new product features.   The
latest member of this family, the Telephone Line Emulator (TLE), introduced in August 1997, is a sophisticated emulator that is targeted for product development and product test applications. The TLE basic unit includes programmable attenuation and impedance as well as Type 2/3 Caller ID. In addition, software modules are planned to be available that allow users to perform a variety of more advanced test operations or emulation of international call progress and dial tones. The TLE is also CE marked to enable sales in Europe.

The ISDN digital line service is now widely available in North America. Teltone provides two simulators for the OEMs that want to test or demonstrate their ISDN equipment. The ILS 2000 is a fully featured simulator of both North American and European (ETSI) switches and includes both the U and S/T interfaces. The ISDN Demonstrator is a lower cost and lesser featured unit.

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

The Substation Line Sharing Switch (SLSS) is an embodiment of Teltone's line sharing technology specially suited for line sharing in power utility substations. This product was introduced near the beginning of Teltone's 1994 fiscal year and has quickly developed into the core of a new line of products for utility "distribution automation applications." In fiscal 1996 two RS-232 data switches were added to the substation product family to provide a more complete solution for substations with a large number of data sources. A cellular interface unit was also introduced for those substations that are not conveniently connected to a land line. In fiscal 1997 the Weatherproof Line Sharing Switch was introduced for metering, recording, time of use and other outdoor applications.

TELECOM COMPONENTS

Teltone offers the industry a wide selection of tone-based telecom IC solutions for telecom equipment manufacturers. With the Telephone Line Simulators and ISDN Line Simulators described above, these devices provide OEMs with a broad set of options for their tone signaling needs in development, production, marketing and sales.

Teltone is a market leader in call progress detection, offering this critical CPE function both as part of industry-standard single-function devices (such as our M-980 and low power 3V/5V M-9220) and integrated with DTMF reception and generation functions in our industry-standard M-8880 and M-8888 devices. In addition, Teltone has a unique line of precise call progress detection devices (M-981, M-982 and M-984) and corresponding generator (M-991) that allow customers to rapidly determine precisely which call progress signal is present without waiting for several cycles. All these receivers are used in equipment that connects to the telephone network worldwide, such as computer-telephony integration (CTI) equipment, automatic dialers, voice mail and pay phone systems. The M-991 generator is used extensively by manufacturers of wireless switches, simulators and test equipment.

Teltone's MF signaling IC product line supports tone-based inter-switch signaling with proprietary, DSP-based single channel and dual channel CCITT Region 1 and Region 2 transceivers (the M-986 transceiver product line and the M-993 generator). These devices enable Central Office, customer premises, and PBX/Centrex switch manufacturers to build switches compatible with standards used in the largest and fastest-growing telephone equipment markets worldwide.

Teltone's most broadly used product line is its DTMF signaling line. This consists of proprietary DTMF receivers (M-957), industry-standard DTMF receivers (M-8870 and M-88L70), and industry-standard DTMF transceivers with call progress (M-8880 and M-8888). Teltone introduced two new products in this arena last year, the low power 3V M-88L70 and a lower cost industry standard M-8870-03. Teltone also offers a selection of line current sensing relays and tone/pulse ICs.

THE SOURCE FOR CUSTOM SOLUTIONS

Teltone's engineering expertise and customer-oriented focus allow it to rapidly respond to its customers' requests for changes to standard products or for new product designs. Teltone's engineering staff has a thorough understanding of telephone network interface technology, analog and digital application, regulatory requirements, and computer interface technologies. These skills have often been brought to bear to create a unique solution customized to precisely match the customer's requirements. The majority of these customized products are based on Teltone's telephone line sharing switch or CTI technology.

MARKETING, SALES, AND DISTRIBUTION

TELECOM EQUIPMENT AND TELECOMMUTING PRODUCTS

Teltone's products for end user businesses are sold directly, through specialized distributors, or through value added resellers (VARs). The OfficeLink 2000 is sold directly and through VARs, and may be sold through OEMs in the future.

The power utilities are served primarily through a network of manufacturers representatives. The SLSS and other products are usually delivered directly to these customers with no distributors involved.

Products are promoted through magazine articles and advertising, direct mail, and telephone sales. Product and sales support are provided from Teltone's Bothell, WA, facility.

TELECOM COMPONENTS

In the United States and Canada, components are sold direct from Teltone to high volume users, as well as through a network of manufacturers' representatives and electronics distributors. Specifications, literature, and customer support are provided by Teltone from its headquarters. In foreign countries the Company's OEM products are marketed through stocking distributors who purchase the products from Teltone and resell them to telecommunications OEMs in the countries they serve. Teltone currently has 30 international distributors for OEM products.

INTERNATIONAL SALES

As was discussed above, Teltone's international sales are made through distributors.

COMPETITION

Teltone concentrates on applications for which its technology is particularly well matched and which can be quickly addressed with unique product solutions. Over the years, Teltone has developed a strong reputation for delivering high quality products and excellent customer service. This reputation helps the Company sell its products throughout the telecommunications industry. Teltone is also known for solving unique customer problems in specialty niches of the business-user market. Some user products face significant competition from suppliers which are larger and more established in their particular market segments. Many of the competitors have lower overhead costs and are able to sell their products at lower prices than Teltone. In these situations, Teltone concentrates on selling its products into applications that require the relatively high performance, reliability and excellent service that will allow it to command its relatively high prices.

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

RESEARCH AND DEVELOPMENT

The telecommunications industry is subject to continuous technological changes. Thus, well positioned new products that solve problems for customers are essential to Teltone's ability to grow. In fiscal 1997 the Company spent $962,000 or approximately 10% of each sales dollar on product development.
In both fiscal 1996 and 1995 the Company spent approximately $819,000 (9% of sales for both years) on product development. Management of the Company expects to spend approximately 11% of sales on product development in fiscal 1998.

CUSTOMER SERVICE AND SUPPORT

Responsive customer service and field support are important in the customer's decision to buy the Company's products, often at a premium over competitive products. Field service personnel are located at the Company's facilities in Bothell, WA.

BACKLOG

At June 30, 1997, backlog totaled $1,177,000 compared to $1,021,000 at June 30, 1996. Teltone's experience is that most customers normally order Company products on an "as needed" basis.

MANUFACTURING

Teltone assembles its equipment products from standard and specialized components manufactured by others to Teltone's specifications. The Company then performs all assembly and test steps in the manufacture of its products at its Bothell, WA, facility. Component testing takes place upon their receipt from suppliers, and functional testing is completed after assembly and burn-in of the subsystems. These tests are primarily performed by automated equipment.

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

EMPLOYEES

As of June 30, 1997, the Company employed 62 persons full time. On such date, 25 employees were engaged in production, 12 in engineering, 13 in sales, marketing, and service, and 12 in administrative functions. The Company believes its relations with its existing employees to be excellent. None of the Company's employees are represented by a labor union.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                         EXECUTIVE OFFICERS OF THE REGISTRANT



NAME AND BUSINESS EXPERIENCE                            AGE          POSITION
-----------------------------                          -----         ---------

Richard W. Soshea                                        65           President and Chief
M/A-COM, Inc., 1988-1991                                               Executive Officer
Harris Corp. & Litton Systems, Inc.,1980-1988                         Effective August 1, 1991
Hewlett Packard, 1962-1980


Richard G. Johnson                                       53           Vice President, Operations
Director of Manufacturing, 1983-1987                                  Effective February 25, 1987
Senior Operations Manager, 1982-1983
Manufacturing Manager, 1977-1982


Ray Ma                                                   51           Vice President Engineering
Director of Engineering, 1989-1995                                    Effective March 1, 1995
Engineering Manager, 1976-1989
Design Engineer, 1972-1976


Jeffrey B. deCillia                                      38           Vice President Finance and
AccessLine Technologies, Inc., 1994-1996                               Chief Financial Officer
MacPherson's, Inc., 1989-1994                                         Effective August 22, 1996
Deloitte & Touche, 1982-1989


Mark Blazek                                              33           Vice President Sales & Marketing
Market Group Manager, 1994-1997                                       Effective June 17, 1997
GN Netcom, 1988-1994
Industrial Servo, Inc., 1986-1988


Peter C. Spratt                                          42           Secretary & General Counsel
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

         Following are the Company's high and low sales prices by quarter for the fiscal years ended June 30, 1997 and 1996:

         Fiscal Year 1997                              High        Low
         -----------------                             ----        ----

         Quarter ended September 30, 1996              $.50        $.35
         Quarter ended December 31, 1996               $.63        $.31
         Quarter ended March 31, 1997                  $.38        $.31
         Quarter ended June 30, 1997                   $.31        $.19

         Fiscal Year 1996                              High        Low
         -----------------                             ----        ----

         Quarter ended September 30, 1995              $1.88       $.63
         Quarter ended December 31, 1995               $2.25       $.75
         Quarter ended Markch 31, 1996                  $.94       $.63
         Quarter ended June 30, 1996                    $.65       $.50


         There were 905 common shareholders and 138 preferred shareholders as of September 2, 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This annual report may contain forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results which could cause actual results to differ from those forward looking statements contained in this report.

    1997 VS. 1996

         Net sales for 1997 were $10,053,000 as compared to $9,471,000 for 1996. This increase was driven by an 8% increase in customer premises equipment sales and by an 11% increase in the sale of integrated circuits. Gross margin was $3,950,000 or 39% of net sales for 1997 compared to $4,202,000 or 44% for 1996. The decrease in margin is attributable to an unfavorable product mix that resulted from two large orders which were given special volume pricing and a decrease in margin on integrated circuits. Operating expenses were 39% of net sales in 1997 and 41% of net sales for 1996, reflecting management's continued success in controlling costs while growing both net sales and engineering and development efforts. During the year the Company instituted new policies regarding the manufacturing and assembly process and its payment of trade payables. These changes resulted in improved cash flow through lower inventory levels and an increase in trade accounts payable when compared to the prior year.

         At June 30, 1997, approximately $12,282,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2012. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.

    1996 VS. 1995

         Net sales for 1996 were $9,471,000 as compared to $9,176,000 for 1995. This increase was driven by a $2,300,000 increase in sales of customer premises equipment offset by reductions in the sales of telco products and integrated circuits. Gross margin was $4,202,000 or 44% of net sales for 1996 compared to $4,261,000 and 46% for 1995. The decrease in margin was attributable to the telco and integrated circuit product lines. Operating expenses decreased to 41% of sales from 42% as management was able to grow net sales without requiring a corresponding increase in expenses. Other income for 1996 includes a $134,000 reversal of an accrued lease liability that was settled.

    LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit agreement for $1,500,000, renewable in September of 1998. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of June 30, 1997, borrowings under this line totaled $400,000.

         Cash generated from operations and the line of credit should enable the Company to meet its operating and working capital needs during the next twelve months.

         The Company invested $130,000 in capital equipment in 1997 compared to $62,000 in 1996. The Company does not anticipate any significant change in the level of capital expenditures from 1997 to 1998.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPORTING DATA

         SELECTED FINANCIAL DATA


For the five years ended June 30, 1997
In thousands except per share data                 1997          1996         1995         1994         1993
----------------------------------------           ----          ----         ----         ----         ----
OPERATIONS
    Net sales..............................      $10,053        $9,471       $9,176       $7,600       $9,679
    Gross margin...........................        3,950         4,202        4,261        2,947        3,127
    Net income (loss)......................          (42)          377          405         (907)        (932)

-----------------------------------------------------------------------------------------------------------------

PER SHARE DATA
    Net income (loss) per common and
      common equivalent shares outstanding.        $(.01)         $.05         $.06        $(.17)       $(.17)
    Average common and common
      equivalent shares outstanding........    6,666,937     7,201,784    6,679,253    5,489,150    5,491,518

-----------------------------------------------------------------------------------------------------------------

OTHER FINANCIAL INFORMATION
    Cash and short-term cash investments...       $  530        $  148       $   60       $   64       $  938
    Working capital........................        1,777         1,805        1,314        1,256        2,293
    Property, plant, and equipment - net...          294           297          369          416          518
    Total assets...........................        3,523         3,652        3,606        3,213        4,191
    Long-term liabilities..................            -             -            -          394          624
    Stockholders' equity...................        2,071         2,102        1,684        1,278        2,187

-----------------------------------------------------------------------------------------------------------------

OTHER STATISTICS
    Current ratio..........................     2.2 to 1      2.2 to 1     1.7 to 1     1.8 to 1     2.7 to 1
    Long-term liabilities to equity........            -             -            -      .3 to 1      .3 to 1
    Number of employees at end of year.....           62            65           60           57           73

-----------------------------------------------------------------------------------------------------------------

                                                             10

                   REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Teltone Corporation


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Teltone Corporation at June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/  Price Waterhouse LLP



Price Waterhouse LLP
Seattle, Washington
September 4, 1997

STATEMENTS OF OPERATIONS

For the two years ended June 30, 1997


                                                       1997            1996
                                                    -----------     ----------

Net sales........................................   $10,053,062     $9,471,023
Cost of goods sold...............................     6,103,288      5,268,904
                                                    -----------     ----------
Gross margin on sales............................     3,949,774      4,202,119

Operating expenses:
  Selling, general, and administrative...........     2,915,787      3,077,502
  Engineering and development....................       962,490        819,037
                                                    -----------     ----------
                                                      3,878,277      3,896,539
                                                    -----------     ----------
Income from operations...........................        71,497        305,580
                                                    -----------     ----------

Other income (expense):
Interest expense.................................       (62,262)       (76,107)
Other income (expense)--net (See Note 2).........       (50,795)       147,500
                                                    -----------     ----------
                                                       (113,057)        71,393
                                                    -----------     ----------
Income tax provision.............................             -              -
                                                    -----------     ----------
Net (loss) income................................   $   (41,560)    $  376,973
                                                    -----------     ----------
                                                    -----------     ----------
Net (loss) income per common and
  common equivalent shares.......................   $      (.01)    $      .05
                                                    -----------     ----------
                                                    -----------     ----------
Average common and common equivalent
  shares outstanding.............................     6,666,937      7,201,784

BALANCE SHEETS

June 30, 1997 and 1996


ASSETS                                                                               1997            1996
------------------------------------------------------------------------------------------------------------
Current assets
    Cash..............................................................           $   530,074     $   147,896
    Trade accounts receivable (net of allowance for
      doubtful accounts of $35,024 and $40,851).......................             1,315,819       1,394,902
    Inventories (net of allowance for obsolescence of
      $296,346 and $207,193)
      Raw materials...................................................               699,414         662,177
      Work in process.................................................                74,405         122,510
      Finished goods..................................................               575,274         985,735
                                                                                 -----------     -----------
                 Total inventories....................................             1,349,093       1,770,422
    Other current assets..............................................                33,922          42,692
                                                                                 -----------     -----------
                 Total current assets.................................             3,228,908       3,355,912
Property, plant, and equipment--at cost...............................             2,346,028       4,340,345
      Less accumulated depreciation...................................            (2,051,926)     (4,043,827)
                                                                                 -----------     -----------
                 Property, plant, and equipment--net..................               294,102         296,518
                                                                                 -----------     -----------
TOTAL.................................................................           $ 3,523,010     $ 3,652,430
                                                                                 -----------     -----------
                                                                                 -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------


Current liabilities
   Accounts payable--trade............................................           $   548,599     $   249,537
   Accrued compensation and benefits..................................               406,714         445,224
   Accrued warranty expense...........................................                33,373          32,842
   Notes payable to bank..............................................               400,000         800,000
   Other accrued expenses.............................................                63,580          22,933
                                                                                 -----------     -----------
              Total current liabilities...............................             1,452,266       1,550,536

Commitments: Notes 2 and 3

Stockholders' equity
   Convertible preferred stock--no par value; authorized 6,000,000 shares; 1,075,641 shares issued and outstanding,
      ($2,151,282 liquidation preference; or $2 per share)............             2,063,149       2,063,149
   Common stock--no par value; authorized 20,000,000 shares;
      shares issued and outstanding 1997-5,606,796, 1996-5,575,796....             2,998,685       2,988,275
   Accumulated deficit................................................            (2,991,090)     (2,949,530)
                                                                                 -----------     -----------
   Stockholders' equity...............................................             2,070,744       2,101,894
                                                                                 -----------     -----------
TOTAL.................................................................           $ 3,523,010     $ 3,652,430
                                                                                 -----------     -----------
                                                                                 -----------     -----------

STATEMENTS OF CASH FLOWS

For the two years ended June 30, 1997

                                                                           1997               1996
                                                                        ----------        -----------
OPERATING ACTIVITIES:

Net (loss) income..............................................         $ (41,560)       $  376,973
    Adjustments to reconcile net (loss) income to cash
         provided by (used by) operating activities:
         Depreciation..........................................           129,970           134,146
         Loss on disposal of property..........................             2,506               632

    Change in:
         Trade accounts receivable.............................            79,083            76,833
         Inventories...........................................           421,329          (123,722)
         Accounts payable and accrued liabilities..............           301,730          (593,623)
         Other current assets..................................             8,770            15,844
                                                                       ----------        ----------
    Cash provided by (used by) operating activities............           901,828          (112,917)

Investing activities:
         Investment in property, plant, and equipment..........          (130,060)          (62,078)
                                                                       ----------        ----------
    Cash used by investing activities..........................          (130,060)          (62,078)

Financing activities:
         Notes payable to bank.................................          (400,000)          400,000
         Lease subsidies, net..................................                 -          (178,333)
         Employee stock sales, net.............................            10,410            41,332
                                                                       ----------        ----------
    Cash (used by) provided by financing activities............          (389,590)          262,999
                                                                       ----------        ----------
Increase in cash and equivalents...............................           382,178            88,004
Cash, beginning of year........................................           147,896            59,892
                                                                       ----------        ----------
Cash, end of year..............................................        $  530,074        $  147,896
                                                                       ----------        ----------
                                                                       ----------        ----------


                               Supplemental Disclosure of Cash Flow

Interest paid during 1997 and 1996 was $62,691 and $83,635, respectively.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the two years ended June 30, 1997

                                                Convertible
                                              Preferred Stock               Common Stock
                                       ----------------------------    -------------------------     Accumulated
                                           Shares         Amount          Shares        Amount          Deficit         Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995................    1,075,641     $2,063,149      5,487,096     $2,946,943     $(3,326,503)    $1,683,589

Issuance of common stock under
    employee stock option plan........                                     88,700         41,332                         41,332

Net income............................                                                                   376,973        376,973
                                          ---------     ----------      ---------     ----------     -----------     ----------
Balance, June 30, 1996................    1,075,641     $2,063,149      5,575,796     $2,988,275     $(2,949,530)    $2,101,894

Issuance of common stock under
    employee stock option plan........                                     31,000         10,410                         10,410

Net loss..............................                                                                   (41,560)       (41,560)
                                          ---------     ----------      ---------     ----------     -----------     ----------
Balance, June 30, 1997................    1,075,641     $2,063,149      5,606,796     $2,998,685     $(2,991,090)    $2,070,744
                                          ---------     ----------      ---------     ----------     -----------     ----------
                                          ---------     ----------      ---------     ----------     -----------     ----------

NOTES TO FINANCIAL STATEMENTS

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization which is calculated on a straight-line basis over their estimated useful lives of 2-7 years. Property and equipment consists primarily of manufacturing and engineering equipment, and furniture and fixtures.

ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs are charged to expense as incurred.

WARRANTY COSTS

Estimated warranty costs are accrued at the time products are sold.

INCOME TAX

Income taxes are calculated using the assets and liability approach under which deferred tax liabilities and assets are determined based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.

CONVERTIBLE PREFERRED STOCK

Convertible preferred stock is convertible one-for-one into common stock at the stockholder's option.

NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is based on the weighted average number of common shares outstanding during the year. Common equivalent shares, including preferred shares, warrants and stock options, are included to the extent they are dilutive in the calculation of earnings per share and are excluded to the extent they are antidilutive in the calculation of loss per share.

The FASB recently issued Statement of Financial Accounting Standard No. 128 Earnings Per Share (SFAS 128). This pronouncement changes the Company's method of calculating earnings per share. SFAS 128 is effective for the year ended June 30, 1998, and is not expected to have a material effect on the Company's calculation of earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, trade accounts receivable, inventories, accounts payable trade, notes payable and accrued compensation and benefits approximate their fair value.

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

2.  LEASE COMMITMENTS

The Company leases its headquarters facility under an operating lease agreement. Future minimum lease payments for the years ending June 30, 1998 and 1999, are $603,858 and $362,385 respectively. Operating lease expense, net of sublease income, was $574,666 in 1997 and $501,785 in 1996.

In May 1986, the Company entered into a ten-year lease agreement for the Company's Kirkland headquarters facility as part of a sale leaseback agreement. In 1991, the facility was subleased for the remaining lease term. The remaining obligation under the Company's original lease agreement, inclusive of anticipated increases in the consumer price index, exceeded the total rental income from the sublease. In 1996 obligations under this lease expired and the remaining accrual of $134,000 was reversed and is included in other income.

3.  LINE OF CREDIT

The Company has a line of credit agreement with a bank for the lesser of $1,500,000 or an amount calculated based on 75% of eligible domestic and 60% of eligible foreign accounts receivable. The line is renewable in September 1998, and is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. The line of credit bears interest at prime + 5/8%, which was 9.125% at June 30, 1997. As of June 30, 1997, borrowings under this line totaled $400,000.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                 June 30, 1997   June 30, 1996
                                                 -------------   -------------

    Manufacturing and engineering equipment....    $ 2,281,641     $ 4,085,177
    Furniture and fixtures.....................         59,688         238,596
    Other......................................          4,699          16,572
                                                   -----------     -----------
                                                     2,346,028       4,340,345
    Less accumulated depreciation..............     (2,051,926)     (4,043,827)
                                                   -----------     -----------
                                                   $   294,102     $   296,518
                                                   -----------     -----------
                                                   -----------     -----------


During fiscal 1997, the Company determined approximately $2.1 million of primarily fully depreciated fixed assets to be surplus. The loss on the disposal of these assets was approximately $2,500.

5.  INCOME TAX

Deferred tax assets consisted of the following:


                                             June 30, 1997      June 30, 1996
                                             -------------      -------------

         Net operating loss carryforwards     $ 4,177,000       $ 4,190,000
         Depreciation and amortization            315,000           313,000
         Tax credits                            1,043,000         1,042,000
         Inventory reserves                       101,000            70,000
         Other                                    110,000           119,000
                                              -----------       ------------

         Deferred tax assets                    5,746,000         5,734,000
         Valuation allowance                   (5,746,000)       (5,734,000)
                                              -----------       ------------
                                              $         -       $         -
                                              -----------       ------------
                                              -----------       ------------


Due to the Company's loss history and therefore uncertainty regarding future taxable income, the Company has established a valuation allowance of $5,746,000 against deferred tax assets. At June 30, 1997, the Company had net operating loss carryforwards of approximately $12,282,000. The carryforwards expire from 2000 through 2012. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001.

The reconciliation of taxes on income at the federal statutory rate to the actual tax expense of $0 is:

                                  June 30, 1997      June 30, 1996
                                  -------------      -------------

    Tax at statutory rate            $(14,130)         $ 128,171
    Nondeductible items                 2,130             20,829
    Change in valuation allowance      12,000           (149,000)
                                    ---------         ----------

                                     $     -           $      -
                                    ---------         ----------
                                    ---------         ----------


6.  STOCK OPTIONS

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

The Company accounts for common stock options of the Nonemployee Directors Stock Option Plan and the Employees Stock Option Plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123) which requires companies who elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. The Company has elected to continue to apply the provisions of APB 25 in its financial statements. Accordingly, no compensation expense cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the amounts indicated below:

                                                    1997         1996
                                                   -----        -----

Net (loss) income                 As reported   $ (41,560)    $376,973
                                  Pro forma      (107,737)     375,274

Net (loss) income per common      As reported       $(.01)       $0.05
  and common equivalent shares    Pro forma          (.02)        0.05

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 45.7%, an expected life of 6 years, risk-free interest rate ranging from 6.44% and 6.51%; no expected dividend payments, and assumed forfeiture rate of 0%, The weighted average fair value of options granted during fiscal 1997 and fiscal 1996 was $.27 and $.20, respectively.

The proforma effect on net income and primary earnings per share resulting from the compensation expense attributed to stock options as calculated under FASB Statement 123 may not be representative of the effects on future years as options vest over several years and additional awards may be granted in the future.

The Company's stock option plans are summarized below:

                                           Employee Stock               Nonemployee Directors
                                            Option Plan*                  Stock Option Plan
                                    -----------------------------    ------------------------------
                                                Weighted Average                  Weighted Average
                                        Shares    Exercise Price        Shares      Exercise Price
                                     ---------  ----------------      --------    -----------------
Shares under option:
Outstanding at June 30, 1995         1,119,000              $.46
Options granted                         45,000               .62
Options exercised                      (81,300)              .47
Options lapsed                         (88,700)              .47
                                     ----------
Outstanding at June 30, 1996           994,000               .47
Options granted                        285,000               .49       240,000                $.50
Options exercised                      (31,000)              .34
Options lapsed                        (260,000)              .51
                                     -----------                      --------
Balance, June 30, 1997                 988,000              $.47       240,000                $.50
                                     -----------                      --------
                                     -----------                      --------

Available to grant at June 30, 1997    104,750                          80,000
                                     -----------                      --------
                                     -----------                      --------

* Includes options granted under option plans previous to the 1992 plan of 546,800, 527,500 and 400,000 for the years ended June 30, 1995, 1996 and
1997, respectively.

At June 30, 1997, there were 617,250 options exercisable in the Employee Stock Option Plan and 65,000 in the Nonemployee Directors Stock Option Plan.

The following table summarizes information about stock options outstanding at June 30, 1997:


                                            Options Outstanding                              Options Exercisable
                          -----------------------------------------------------    ---------------------------------
                              Number        Weighted Average        Weighted           Number            Weighted
    Range of Exercise     Outstanding at        Remaining           Average        Exercisable at        Average
          Prices             6/30/97        Contractual Life     Exercise Price       6/30/97         Exercise Price
    -----------------    ---------------   ------------------    ---------------   --------------     --------------
      Employee Plan
      $.30 to $.45             272,000          3 years                $.37            162,250            $.36
      $.50 to $.51             716,000          3 years                $.51            455,000            $.51

     Director Plan
      $.50                     240,000          6 years                $.50             65,000            $.50


7.  EMPLOYEE BENEFIT PLAN

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


PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to pages 2 through 4 of the Company's definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on October 30, 1997 (the "Proxy Statement"), which the Company will file with the Commission within 120 days after the end of its 1996 fiscal year. Information regarding executive officers of the Company is included at the end of Part I of this Form 10-KSB.

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

PART IV

ITEM 13. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  Exhibits filed herewith:

         3     Articles of Incorporation and Bylaws(3)
         10.1  Teltone Corporation 1983 Stock Option Plan, as amended(1)
         10.2  Teltone Corporation 1989 Employees' Stock Purchase Plan(2)
         10.3  Sales agreement covering Kirkland, Washington, property(4)
         10.4  Building sublease covering Kirkland, Washington, property(5)
         10.5  Building lease covering Bothell, Washington, property(6)
         10.6  Teltone Corporation 1992 Stock Option Plan(7)
         21    List of subsidiaries(4)
         23    Consent of Independent Auditors
         27    Financial Data Schedules



B.  Reports on Form 8-K:
             None



(1) Incorporated herein by reference to the Corporation's Registration Statement on Form S-8, Commission file 33-29304.
(2) Incorporated herein by reference to the Corporation's Registration Statement on Form S-8, Commission file No. 33-28779.
(3) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1983, Commission file No. 0-11275.
(4) Incorporated herein by reference to the Corporation's Registration Statement on Form S-1, Commission file No. 33-1703.
(5) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1987, Commission file No. 0-11275.
(6) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, Commission file No. 0-11275.
(7) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Commission file No. 0-11275

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on September 26, 1997.

                                            TELTONE CORPORATION

                                            By   /s/  Richard W. Soshea
                                               ------------------------
                                               Richard W. Soshea
                                               President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                                 TITLE                              DATE
----------                                ------                             -----

/s/  Charles L. Anderson                  Chairman and Director              September 27, 1997
-------------------------
Charles L. Anderson

(a)  Principal Executive Officer:


/s/  Richard W. Soshea                    President and Chief                September 26, 1997
------------------------                  Executive Officer and
Richard W. Soshea                         Director


(b) Principal Financial and Accounting Officer:


/s/  Jeffrey B.  deCillia                 Vice President of Finance          September 26, 1997
---------------------------               Chief Financial Officer
Jeffrey  B. deCillia


(c)  Other Directors:


/s/  Robert L. Bailey                      Director                           September 26, 1997
-----------------------
Robert L. Bailey


/s/  Tracy S. Storer                       Director                           September 26, 1997
-----------------------
Tracy S. Storer


/s/  Charles P. Waite                      Director                           September 26, 1997
----------------------
Charles P. Waite


/s/  Don C. Wilson                         Director                           September 26, 1997
-------------------
Don C. Wilson


/s/  Paul M. Wythes                        Director                           September 26, 1997
---------------------
Paul M. Wythes

                                                 23