Form 10QSB
period 1997-09-30
TELTONE CORP
filed 1997-10-27
CIK 96890

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10Q-SB

               [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 1997
                               -------------------------------------------------

                                          OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES ACT OF 1934


For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                        0-11275
                       ---------------------------------------------------------



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
                               Yes  X         No
                                  -----         ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    5,606,796 shares of common stock outstanding as of September 30, 1997.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS





                           TELTONE CORPORATION


                              BALANCE SHEETS




                                                                         September 30             June 30
                                                                                 1997                1997
ASSET                                                                      (Unaudited)
---------------------------------------------------------------------------------------------------------
Current assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   346,648         $   530,074
    Trade accounts receivable (net of allowance for
         doubtful accounts of ($35,006 and $35,024). . . . . . . .         1,385,419           1,315,819
    Inventories
         Raw materials . . . . . . . . . . . . . . . . . . . . . .           549,796             699,414
         Work in process . . . . . . . . . . . . . . . . . . . . .           122,617              74,405
         Finished goods. . . . . . . . . . . . . . . . . . . . . .           438,990             575,274
                                                                         -----------         -----------

                   Total inventories . . . . . . . . . . . . . . .         1,111,403           1,349,093
                                                                         -----------         -----------

    Other current assets . . . . . . . . . . . . . . . . . . . . .            46,017              33,922
                                                                         -----------         -----------

                   Total current assets. . . . . . . . . . . . . .         2,889,487           3,228,908
                                                                         -----------         -----------

Property, plant and equipment - at cost. . . . . . . . . . . . . .         2,363,488           2,346,028
    Less accumulated depreciation. . . . . . . . . . . . . . . . .        (2,086,779)         (2,051,926)
                                                                         -----------         -----------

                   Property, plant and equipment - net . . . . . .           276,709             294,102

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 3,166,196         $ 3,523,010
                                                                         -----------         -----------
                                                                         -----------         -----------

                              TELTONE CORPORATION


                                 BALANCE SHEETS

                                                                         September 30             June 30
                                                                                 1997                1997
LIABILITIES AND STOCKHOLDERS' EQUITY                                       (Unaudited)
---------------------------------------------------------------------------------------------------------
Current liabilities
    Accounts payable - trade . . . . . . . . . . . . . . . . . . .        $  580,860          $  548,599
    Accrued compensation and benefits. . . . . . . . . . . . . . .           404,103             406,714
    Accrued warranty expense . . . . . . . . . . . . . . . . . . .            32,631              33,373
    Notes payable to bank. . . . . . . . . . . . . . . . . . . . .           200,000             400,000
    Other accrued expenses . . . . . . . . . . . . . . . . . . . .            66,227              63,580
                                                                          ----------          ----------

         Total current liabilities . . . . . . . . . . . . . . . .         1,283,821           1,452,266
                                                                          ----------          ----------


Stockholders' equity
    Convertible preferred stock - no par value; authorized
        6,000,000 shares; 1,075,641 shares issued and
        outstanding . . . . . . . . . . . . . . . . . . . . . .  .         2,063,149           2,063,149
    Common stock - no par value; authorized 20,000,000 shares;
        issued and outstanding 5,606,796 and 5,606,796 shares  . .         2,998,685           2,988,685
    Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,179,459)         (2,991,090)
                                                                          ----------          ----------
        Stockholders' equity . . . . . . . . . . . . . . . . . . .         1,882,375          2,070,744
                                                                          ----------          ----------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,166,196          $3,523,010
                                                                          ----------          ----------
                                                                          ----------          ----------


                              TELTONE CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                     Three Months
                                                                                  Ended September 30
                                                                                1997               1996
---------------------------------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,239,469         $ 2,385,284
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . .         1,291,165           1,382,860
                                                                         -----------         -----------
Gross margin on sales. . . . . . . . . . . . . . . . . . . . . . .           948,304           1,002,424
                                                                         -----------         -----------


Operating expenses
    Selling, general and administrative. . . . . . . . . . . . . .           691,711             725,836
    Engineering and development. . . . . . . . . . . . . . . . . .           426,016             204,577
                                                                         -----------         -----------


         Total operating expenses. . . . . . . . . . . . . . . . .         1,117,727             930,413
                                                                         -----------         -----------

(Loss) income from operations. . . . . . . . . . . . . . . . . . .          (169,423)             72,011

Other expense - net                              . . . . . . . .              18,946              30,703
                                                                         -----------         -----------

(Loss) income before tax . . . . . . . . . . . . . . . . . . . . .          (188,369)             41,308

Income tax provision . . . . . . . . . . . . . . . . . . . . . . .                                     -                  -
                                                                         -----------         -----------

Net (loss) income  . . . . . . . . . . . . . . . . . . . . . . . .       $  (188,369)        $    41,308
                                                                         -----------         -----------
                                                                         -----------         -----------

Net (loss) income per common share . . . . . . . . . . . . . . . .       $      (.03)        $       .01
                                                                         -----------         -----------
                                                                         -----------         -----------

Average common and common
    equivalent shares outstanding  . . . . . . . . . . . . . . . .         6,682,437           6,717,854


                              TELTONE CORPORATION


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                     Three Months
                                                                                  Ended September 30
                                                                                1997               1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income  . . . . . . . . . . . . . . . . . . . . . . . .         $(188,369)           $ 41,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation   . . . . . . . . . . . . . . . . . . . . . . . .            34,853             30,989
Changes in:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . .           (69,600)           (388,583)
    Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .           237,690              50,835
    Accounts payable and accrued items . . . . . . . . . . . . . .            31,555             343,234
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (12,095)            (35,157)
                                                                           ---------            --------

                   Cash provided by operating activities . .  .  .            34,034              42,626
                                                                           ---------            --------

Cash flows from investing activities:
     Investment in property, plant and equipment . . . . . . . . .           (17,460)            (20,407)
                                                                           ---------            --------
                   Cash used for investing activities  . . . . . .           (17,460)            (20,407)
                                                                           ---------            --------

Cash flows from financing activities:
    Note payable to bank . . . . . . . . . . . . . . . . . . . . .          (200,000)                  -
    Employee stock purchases, net. . . . . . . . . . . . . . . . .                 -                 510
                                                                           ---------            --------

                   Cash (used for) provided by
                   financing activities  . . . . . . . . . . . . .          (200,000)                510
                                                                           ---------            --------
Increase (decrease) in cash and equivalents. . . . . . . . . . . .          (183,426)             22,729
Cash and cash equivalents, beginning of period . . . . . . . . . .           530,074             147,896
                                                                           ---------            --------
Cash and cash equivalents, end of period . . . . . . . . . . . . .         $ 346,648            $170,625
                                                                           ---------            --------
                                                                           ---------            --------

                                 TELTONE CORPORATION


                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)



-------------------------------------------------------------------------------

1.  STOCKHOLDERS' EQUITY

    The Company has two active stock option plans. The Nonemployee Directors Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years. Of this total, options to purchase 240,000 shares of common stock are outstanding and 80,000 shares remain available for grant.

    The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 800,000 common shares to key employees of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years. Of this total, options to purchase 593,500 shares of common stock are outstanding and 99,250 shares remain available for grant. In addition, options to purchase 400,000 shares of common stock are outstanding under certain of the Company's predecessor stock option plans.


2.  FEDERAL INCOME TAX

    At of September 30, 1997, the Company had net operating loss carryforwards of approximately $12,470,000. The carryforwards expire from 2000 to 2012. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding
    future taxable income.   Due to an expected annual effective tax rate of
    zero, the Company recognized no income tax expense in the first quarter of fiscal 1998 or 1997.


3.  RECENT ACCOUNTING ANNOUNCEMENT

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). The pronouncement impacts the way the Company calculates its earnings per share and is effective for the year ended June 30, 1998. Management does not expect FAS 128 to have a material effect on the Company.




The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the period ending September 30, 1997, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1997, audited financial statements.

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


RESULTS OF OPERATIONS

Net sales for the quarters ended September 30, 1997 and 1996, were $2,239,000 and 2,385,000, respectively. This decrease was shared equally between the Company's integrated circuit and customer premise equipment product groups. Gross margins remained constant at 42% for each of the periods.

The most significant change between the first fiscal quarter of 1996 and 1997 was in the Company's engineering and development efforts. Engineering and development costs increased 108% to $426,000 for the quarter ended September 30, 1997. This increase reflects increased contract development and design work on the recently introduced OfficeLink 2000 product and on new, lower cost IC chip families planned to be introduced later in fiscal 1998. The Company does not expect this level of engineering and development efforts to continue throughout the year.

The decrease in sales, combined with the significant increase in engineering and development costs, resulted in a loss of $188,000 for the quarter ended September 30, 1997, as compared to a gain of $41,000 for the same quarter last year.

During the prior year the Company instituted new policies regarding the manufacturing and assembly process and its payment of trade payables. These changes have resulted in lower inventory levels and an increase in trade accounts payable, thus mitigating the effects of the loss for the current quarter on cash flow.

At September 30, 1997, approximately $12,470,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2012. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit agreement for $1,500,000, renewable in September of 1998. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of September 30, 1997, borrowings under this line totaled $200,000.

The Company anticipates increased spending on the development of new products and thus expects to continue to utilize its lines of credit. Cash on hand, cash generated from operations, as well as the lines of credit, should enable the Company to meet its operating and working capital needs during the next twelve months.

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







                                  TELTONE CORPORATION
                                  (Registrant)




Date     October 27, 1997         By     /s/ RICHARD W. SOSHEA
     -------------------------        ----------------------------------------
                                      Richard W. Soshea
                                      President & Chief Executive Officer




Date     October 27, 1997         By     /s/ JEFFREY B. deCILLIA
     -------------------------        ----------------------------------------
                                      Jeffrey B. deCillia
                                      Vice President Finance & Chief Financial
                                      Officer