Form 10QSB
period 1997-12-31
TELTONE CORP
filed 1998-01-27
CIK 96890

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10Q-SB

             /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     December 31, 1997
                              ---------------------------------------------

                                          OR

            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES ACT OF 1934


For the transition period from                 to
                              -----------------   -------------------------
Commission file number           0-11275
                      -----------------------------------------------------


                                 TELTONE CORPORATION
        ----------------------------------------------------------------------
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


                                    (425) 487-1515
             ------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                         N/A
             ------------------------------------------------------------
                 (Former name, former address and former fiscal year)

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

        5,606,796 shares of common stock outstanding as of December 31, 1997.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                                 TELTONE CORPORATION


                                    BALANCE SHEETS



                                                                          December 31        June 30
                                                                                 1997           1997
ASSET                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------

Current assets
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   234,732    $   530,074
     Trade accounts receivable (net of allowance for
          doubtful accounts of ($33,228 and $35,024) . . . . . . . . .      1,195,571      1,315,819
     Inventories
          Raw materials. . . . . . . . . . . . . . . . . . . . . . . .        537,201        699,414
          Work in process. . . . . . . . . . . . . . . . . . . . . . .        115,899         74,405
          Finished goods . . . . . . . . . . . . . . . . . . . . . . .        392,962        575,274
                                                                          -----------    -----------

               Total inventories . . . . . . . . . . . . . . . . . . .      1,046,062      1,349,093
                                                                          -----------    -----------

     Other current assets. . . . . . . . . . . . . . . . . . . . . . .         80,140         33,922
                                                                          -----------    -----------

               Total current assets. . . . . . . . . . . . . . . . . .      2,556,505      3,228,908
                                                                          -----------    -----------

Property, plant and equipment - at cost. . . . . . . . . . . . . . . .      2,398,044      2,346,028
     Less accumulated depreciation . . . . . . . . . . . . . . . . . .     (2,122,026)    (2,051,926)
                                                                          -----------    -----------

               Property, plant and equipment - net . . . . . . . . . .        276,018        294,102

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,832,523    $ 3,523,010
                                                                          -----------    -----------
                                                                          -----------    -----------





See Notes to Financial Statements.                                           2

                                 TELTONE CORPORATION


                                    BALANCE SHEETS



                                                                     December 31        June 30
                                                                            1997           1997
LIABILITIES AND STOCKHOLDERS' EQUITY                                  (Unaudited)
-----------------------------------------------------------------------------------------------
Current liabilities
     Accounts payable - trade . . . . . . . . . . . . . . . . . .    $   544,060    $   548,599
     Accrued compensation and benefits. . . . . . . . . . . . . .        252,482        406,714
     Accrued warranty expense . . . . . . . . . . . . . . . . . .         32,812         33,373
     Notes payable to bank. . . . . . . . . . . . . . . . . . . .        200,000        400,000
     Other accrued expenses . . . . . . . . . . . . . . . . . . .         59,025         63,580
                                                                     -----------    -----------

               Total current liabilities. . . . . . . . . . . . .      1,088,379      1,452,266
                                                                     -----------    -----------


Stockholders' equity
     Convertible preferred stock - no par value;
         authorized 6,000,000 shares; 1,075,641 shares
         issued and outstanding . . . . . . . . . . . . . . . . .      2,063,149      2,063,149
     Common stock - no par value; authorized 20,000,000
         shares; 5,606,796 shares issued
         and outstanding. . . . . . . . . . . . . . . . . . . . .      2,998,685      2,998,685
     Deficit    . . . . . . . . . . . . . . . . . . . . . . . . .     (3,317,690)    (2,991,090)
                                                                     -----------    -----------
         Stockholders' equity . . . . . . . . . . . . . . . . . .      1,744,144      2,070,744
                                                                     -----------    -----------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,832,523    $ 3,523,010
                                                                     -----------    -----------
                                                                     -----------    -----------





See Notes to Financial Statements.                                           3

                                 TELTONE CORPORATION


                               STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                        Three Months                    Six Months
                                                      Ended December 31             Ended December 31
                                                     1997           1996           1997           1996
---------------------------------------------------------------------------------------------------------

Net sales . . . . . . . . . . . . . . . . . .     $2,122,406     $2,640,450     $4,361,875     $5,025,734
Cost of goods sold. . . . . . . . . . . . . .      1,216,085      1,571,652      2,507,250      2,954,512
                                                  ----------     ----------     ----------     ----------

Gross margin on sales . . . . . . . . . . . .        906,321      1,068,798      1,854,625      2,071,222
                                                  ----------     ----------     ----------     ----------


Operating expenses
     Selling, general and administrative. . .        724,274        742,256      1,415,985      1,468,093
     Engineering and development. . . . . . .        322,317        196,655        748,333        401,231
                                                  ----------     ----------     ----------     ----------

     Total operating expenses . . . . . . . .      1,046,591        938,911      2,164,318      1,869,324
                                                  ----------     ----------     ----------     ----------

(Loss) income from operations   . . . . . . .       (140,270)       129,887       (309,693)       201,898

Other income (expense). . . . . . . . . . . .          2,039        (27,834)       (16,907)       (58,537)
                                                  ----------     ----------     ----------     ----------

(Loss) income before tax. . . . . . . . . . .       (138,231)       102,053       (326,600)       143,361
                                                  ----------     ----------     ----------     ----------

(Loss) income tax provision . . . . . . . . .            -              -              -              -
                                                  ----------     ----------     ----------     ----------

Net (loss) income . . . . . . . . . . . . . .     $ (138,231)    $  102,053     $ (326,600)    $  143,361
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

Net (loss) income per common and
    common equivalent share . . . . . . . . .     $     (.02)    $      .02     $     (.05)    $      .02
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

Average common and common
    equivalent shares outstanding . . . . . .      6,682,437      6,710,956      6,682,437      6,718,539





See Notes to Financial Statements.                                           4

                                 TELTONE CORPORATION


                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                                                  Six Months
                                                                                               Ended December 31
                                                                                              1997           1996
-------------------------------------------------------------------------------------------------------------------

Operating activities:
Net (loss) income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (326,600)    $  143,361
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70,100         60,478
Changes in:
     Trade accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        120,248       (305,876)
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        303,031        (14,776)
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . .       (163,887)      (611,194)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (46,218)       (56,039)
                                                                                          ----------     ----------

                    Cash (used for) provided by operating activities . . . . . . . .         (43,326)       438,342

Investing activities:
     Investment in property, plant and equipment . . . . . . . . . . . . . . . . . .         (52,016)       (34,682)
                                                                                          ----------     ----------

                    Cash used by investing activities . . . . . . . . . . . . . . . .        (52,016)       (34,682)

Financing activities:
     Note payable to bank . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (200,000)      (150,000)
     Employee stock purchases, net. . . . . . . . . . . . . . . . . . . . . . . . . .              -         10,410
                                                                                          ----------     ----------

                    Cash used for financing activities . . . . . . . . . . . . . . .        (200,000)      (139,590)
                                                                                          ----------     ----------

(Decrease) increase in cash and equivalents. . . . . . . . . . . . . . . . . . . . .        (295,342)       264,070
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . .         530,074        147,896
                                                                                          ----------     ----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . .      $  234,732     $  411,966
                                                                                          ----------     ----------
                                                                                          ----------     ----------




See Notes to Financial Statements.                                           5

                                 TELTONE CORPORATION



NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

--------------------------------------------------------------------------------

1.   STOCKHOLDERS' EQUITY

     The Company has two active stock option plans. The Nonemployee Directors Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years. Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant.

     The Employees Stock Option Plan provides for the grant of options to purchase up to 900,000 common shares (100,000 of which are pending final shareholder approval) to key employees of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years. Of this total, options to purchase 753,000 shares of common stock are outstanding and 39,750 shares remain available for grant. In addition, options to purchase 400,000 shares of common stock are outstanding under certain of the Company's predecessor stock option plans.


2.   FEDERAL INCOME TAX

     As of December 31, 1997, the Company had net operating loss carryforwards of approximately $12,608,000. The carryforwards expire from 2000 to 2012. The Company also has investment tax credit as well as research and development tax credit carryforwards of approximately $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001. There is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and
     therefore uncertainty regarding future taxable income.   Due to an expected
     annual effective tax rate of zero, the Company recognized no income tax expense in the first six months of fiscal 1998 or 1997.


3.   RECENT ACCOUNTING ANNOUNCEMENT

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). The pronouncement impacts the way the Company calculates its earnings per share and is effective for the year ended June 30, 1998. Management does not expect FAS 128 to have a material effect on the Company's earnings per share calculation.




The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the period ending December 31, 1997, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1997, audited financial statements.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Sales for the second quarter of fiscal 1998 were $2,122,000 which represents a 20% decrease from the $2,640,000 for the same period last year. This decrease was primarily driven by the decline in integrated circuit shipments for the quarters ended December 31, 1997 and 1996 which were $461,000 and $849,000, respectively.

As a result, gross margin decreased approximately $160,000 when compared to the same period last year. This decrease, combined with a significant increase in engineering and development expenditure (see further discussion regarding engineering and development costs below) resulted in a loss of $138,000 for the second quarter of fiscal 1998 as compared to a profit of $102,000 for the same period last year.

SIX MONTHS ENDED DECEMBER 31, 1997, 1996

For the six months ended December 31, 1997 and 1996, net sales were $4,362,000 and $5,026,000, respectively. The decrease of 13% was driven by a 27% decrease in integrated circuit shipments and a 4% decrease in CPE (customer premise equipment) products. Gross margin was $217,000 less than the same period last year as a result of the decrease in shipments.

The most significant change between the first six months of fiscal 1998 and 1997 was the Company's expenditures on engineering and development. Engineering and development costs increased 87% to $748,000 for the six months ended December 31, 1997. This increase reflects increased development and design work on the OfficeLink 2000 product and on new lower cost IC chip families planned to be introduced later in fiscal 1998. The Company does not expect this level of engineering and development efforts to continue throughout the year.

The decrease in net sales and gross margin, combined with the significant increase in engineering and development costs resulted in a loss of $327,000 for the six months ended December 31, 1997, as compared to a gain of $143,000 for the same period last year.

At December 31, 1997, approximately $12,608,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2012. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of approximately $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001. There is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

During the prior year the Company instituted new policies regarding the manufacturing and assembly process and its payment of trade payables. These changes have resulted in lower inventory levels and improved management of trade accounts payable, thus mitigating the effects of the loss for the fist six months of fiscal 1998 on cash flow.

The Company has a line of credit agreement for $1,500,000, renewable in September of 1998. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of December 31, 1997, borrowings under this line totaled $200,000.

The Company anticipates continued spending on the development of new products and thus expects to continue to utilize its lines of credit. Cash on hand, cash generated from operations, as well as the lines of credit, should enable the Company to meet its operating and working capital needs during the next twelve months.

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






                                             TELTONE CORPORATION
                                             (Registrant)



Date          January 27, 1998               By     /s/ RICHARD W. SOSHEA
     -----------------------------------       --------------------------------
                                                 Richard W. Soshea
                                                 President & Chief Executive
                                                 Officer



Date       January 27, 1998                  By     /s/ JEFFREY B. deCILLIA
     -----------------------------------       --------------------------------
                                                 Jeffrey B. deCillia
                                                 Vice President Finance & Chief
                                                 Financial Officer