Form 10QSB
period 1998-03-31
TELTONE CORP
filed 1998-05-06
CIK 96890

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10Q-SB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       March 31, 1998
                               --------------------------------------------

                                          OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES ACT OF 1934


For the transition period from               to
                               --------------   ---------------------------
Commission file number             0-11275
                      -----------------------------------------------------


                         TELTONE CORPORATION
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


  Washington                                              91-0839067
---------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


22121 - 20th Avenue SE, Bothell, Washington                           98021
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                    (425) 487-1515
---------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                         N/A
----------------------------------------------------------------------
                 (Former name, former address and former fiscal year)

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

          5,606,796 shares of common stock outstanding as of March 31, 1998.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS




                                 TELTONE CORPORATION


                                    BALANCE SHEETS



                                                                 March 31       June 30
                                                                     1998          1997
ASSET                                                          (Unaudited)
---------------------------------------------------------------------------------------
Current assets
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $   292,219   $   530,074
     Trade accounts receivable (net of allowance for
        doubtful accounts of ($35,091and $35,024). . . . . .    1,360,228     1,315,819
     Inventories
        Raw materials. . . . . . . . . . . . . . . . . . . .      515,423       699,414
        Work in process. . . . . . . . . . . . . . . . . . .      158,395        74,405
        Finished goods . . . . . . . . . . . . . . . . . . .      369,819       575,274
                                                              -----------   -----------

             Total inventories . . . . . . . . . . . . . . .    1,043,637     1,349,093
                                                              -----------   -----------

     Other current assets. . . . . . . . . . . . . . . . . .       73,375        33,922
                                                              -----------   -----------

             Total current assets. . . . . . . . . . . . . .    2,769,459     3,228,908
                                                              -----------   -----------

Property, plant and equipment - at cost. . . . . . . . . . .    2,430,794     2,346,028
     Less accumulated depreciation . . . . . . . . . . . . .   (2,159,561)   (2,051,926)
                                                              -----------   -----------

             Property, plant and equipment - net . . . . . .      271,233       294,102

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,040,692   $ 3,523,010
                                                              -----------   -----------
                                                              -----------   -----------



See Notes to Financial Statements.                                             2

                                 TELTONE CORPORATION


                                    BALANCE SHEETS



                                                                           March 31         June 30
                                                                               1998            1997
LIABILITIES AND STOCKHOLDERS' EQUITY                                     (Unaudited)
---------------------------------------------------------------------------------------------------
Current liabilities
     Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .  $   531,511     $   548,599
     Accrued compensation and benefits . . . . . . . . . . . . . . . .      343,658         406,714
     Accrued warranty expense. . . . . . . . . . . . . . . . . . . . .       34,178          33,373
     Notes payable to bank . . . . . . . . . . . . . . . . . . . . . .      200,000         400,000
     Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .       55,469          63,580
                                                                        -----------     -----------

                     Total current liabilities . . . . . . . . . . . .    1,164,816       1,452,266
                                                                        -----------     -----------


Stockholders' equity
     Convertible preferred stock - no par value; authorized
         6,000,000 shares; 1,075,641 shares issued and outstanding . .    2,063,149       2,063,149
     Common stock - no par value; authorized 20,000,000 shares;
         5,606,796 shares issued and outstanding . . . . . . . . . . .    2,998,685       2,998,685
     Deficit         . . . . . . . . . . . . . . . . . . . . . . . . .   (3,185,958)     (2,991,090)
                                                                        -----------     -----------
         Stockholders' equity. . . . . . . . . . . . . . . . . . . . .    1,875,876       2,070,744
                                                                        -----------     -----------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,040,692     $ 3,523,010
                                                                        -----------     -----------
                                                                        -----------     -----------


See Notes to Financial Statements.                                             3

                              TELTONE CORPORATION


                            STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                           Three Months                  Nine Months
                                                          Ended March 31                Ended March 31
                                                       1998            1997           1998           1997
---------------------------------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . .     $ 2,417,257    $ 2,567,290    $ 6,779,132   $ 7,593,023
Cost of goods sold . . . . . . . . . . . . .       1,309,264      1,654,149      3,816,515     4,608,660
                                                 -----------    -----------    -----------   -----------

Gross margin on sales. . . . . . . . . . . .       1,107,993        913,141      2,962,617     2,984,363
                                                 -----------    -----------    -----------   -----------


Operating expenses
     Selling, general and administrative . .         757,110        759,785      2,173,095     2,227,878
     Engineering and development . . . . . .         204,492        312,833        952,825       714,064
                                                 -----------    -----------    -----------   -----------

               Total operating expenses. . .         961,602      1,072,618      3,125,920     2,941,942
                                                 -----------    -----------    -----------   -----------

Income (loss) from operations. . . . . . . .         146,391       (159,477)      (163,303)       42,421

Other (expense) income . . . . . . . . . . .         (14,659)       (33,584)       (31,565)      (92,121)
                                                 -----------    -----------    -----------    -----------

Income (loss) before tax . . . . . . . . . .         131,732       (193,061)      (194,868)      (49,700)
                                                 -----------    -----------    -----------   -----------

Income (loss) tax provision  . . . . . . . .          -              -              -             -
                                                 -----------    -----------    -----------   -----------

Net income (loss). . . . . . . . . . . . . .     $   131,732    $  (193,061)   $  (194,868)  $   (49,700)
                                                 -----------    -----------    -----------   -----------
                                                 -----------    -----------    -----------   -----------

Net income (loss) per share:
     Basic                                       $       .02    $      (.03)   $      (.03)  $      (.01)
                                                 -----------    -----------    -----------   -----------
                                                 -----------    -----------    -----------   -----------
     Diluted                                     $       .02    $      (.03)   $      (.03)  $      (.01)
                                                 -----------    -----------    -----------   -----------
                                                 -----------    -----------    -----------   -----------


Average number of shares outstanding:
     Basic                                         6,682,437      6,682,437      6,682,437     6,666,937
     Diluted                                       6,927,437      6,716,510      6,682,437     6,733,120


See Notes to Financial Statements.                                             4

                                 TELTONE CORPORATION


                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                 Nine Months
                                                                                Ended March 31
                                                                            1998               1997
----------------------------------------------------------------------------------------------------

Operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .          $ (194,868)        $  (49,700)
Adjustments to reconcile net loss to cash provided
  by operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . .             107,635             93,549
Changes in:
     Trade accounts receivable . . . . . . . . . . . . . . .             (44,409)          (223,999)
     Inventories . . . . . . . . . . . . . . . . . . . . . .             305,456            168,120
     Accounts payable and accrued liabilities. . . . . . . .             (87,450)           433,597
     Other . . . . . . . . . . . . . . . . . . . . . . . . .             (39,453)           (31,437)
                                                                      -----------        -----------

               Cash provided by operating activities . . . .              46,911            390,130

Investing activities:
     Investment in property, plant and equipment . . . . . .             (84,766)          (110,717)
                                                                      -----------        -----------

               Cash used by investing activities . . . . . .             (84,766)          (110,717)

Financing activities:
     Note payable to bank. . . . . . . . . . . . . . . . . .            (200,000)          (150,000)
     Employee stock purchases, net . . . . . . . . . . . . .                  -              10,410
                                                                      -----------        -----------

     Cash used for financing activities. . . . . . . . . . .            (200,000)          (139,590)
                                                                      -----------        -----------

(Decrease) increase in cash and equivalents. . . . . . . . .            (237,855)           139,823
Cash and cash equivalents, beginning of period . . . . . . .             530,074            147,896
                                                                      -----------        -----------
Cash and cash equivalents, end of period . . . . . . . . . .          $  292,219         $  287,719
                                                                      -----------        -----------
                                                                      -----------        -----------


See Notes to Financial Statements.                                             5

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

     The Employees Stock Option Plan provides for the grant of options to purchase up to 900,000 common shares (100,000 of which are pending final shareholder approval) to key employees of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years. Of this total, options to purchase 666,000 shares of common stock are outstanding and 126,750 shares remain available for grant. In addition, options to purchase 400,000 shares of common stock are outstanding under certain of the Company's predecessor stock option plans.


2.   FEDERAL INCOME TAX

     As of March 31, 1998, the Company had net operating loss carryforwards of approximately $12,476,000. The carryforwards expire from 2000 to 2012.
     The Company also has investment tax credit as well as research and development tax credit carryforwards of approximately $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001. There is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and
     therefore uncertainty regarding future taxable income.   Due to an expected
     annual effective tax rate of zero, the Company recognized no income tax expense in the first nine months of fiscal 1998 or 1997.




The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the period ending March 31, 1998, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1997, audited financial statements.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Sales for the third quarter of fiscal 1998 were $2,417,000, which represents a 6% decrease from the $2,567,000 for the same period last year. This decrease was primarily driven by the decline in integrated circuit shipments for the quarters ended March 31, 1998 and 1997, which were $649,000 and $801,000, respectively.

Gross margin percentage increased from 36% in the third quarter of fiscal 1997 to 46% for the same period in the current year. The prior period margin was adversely affected by the Company establishing an additional allowance of $99,269 as a result of a decision to discontinue certain of the Company's older products. Exclusive of this additional allowance, the Company's gross margin would have been 39%. The majority of the remaining shortfall in gross margin percentage in the prior period was due to a large custom order which began shipping in the quarter ended December 31, 1996, and completed shipping in the quarter ended March 31, 1997, that was given special volume pricing. Gross margin percentage for the current period ended March 31, 1998, is representative of historical margins subject to product mix variations which are normal occurrences for the Company.

Operating expenses decreased from $1,073,000 in the third quarter of fiscal 1997 to $962,000 in fiscal 1998. The decrease is primarily due to a reduction in engineering and development costs.

The more favorable gross margin, coupled with the decrease in operating expenses over the same period last year, resulted in net income of $132,000 in the third quarter this year versus a net loss of $193,000 for the third quarter last year.

NINE MONTHS ENDED MARCH 31, 1998 AND 1997

For the nine months ended March 31, 1998 and 1997, net sales were $6,779,000 and $7,593,000, respectively. The decrease of 11% was driven by a 24% decrease in integrated circuit shipments and a 3% decrease in CPE (customer premise equipment) products. Gross margin percentage increased from 39% to 44% for the
nine months ended March 31, 1997 and 1998, respectively.   The lower margin
percentage in the prior period was driven by the additional allowance on discontinued products and the special volume pricing arrangements discussed above.

The most significant change between the first nine months of fiscal 1998 and 1997 was the Company's expenditures on engineering and development. Engineering and development costs increased 33% to $953,000 for the nine months ended March 31, 1998. This increase reflects increased development and design work on the OfficeLink 2000 product and on new lower cost IC chip families planned to be introduced later in fiscal 1998 and early fiscal 1999. The Company does not expect this level of engineering and development efforts to continue throughout the year as evidenced by the lower spending levels in the current quarter ended March 31, 1998.

The significant increase in engineering and development costs contributed to a net loss of $195,000 for the nine months ended March 31, 1998, as compared to a net loss of $50,000 for the same period last year.

At March 31, 1998, approximately $12,476,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2012. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of approximately $290,000 and $752,000, respectively, available to offset future income tax liabilities through 2001. There is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

During the prior year the Company instituted new policies regarding the manufacturing and assembly process and its payment of trade payables. These changes have resulted in lower inventory levels and improved management of trade accounts payable, thus mitigating the effects of the net loss for the first nine months of fiscal 1998 on cash flow.

The Company has a line of credit agreement for $1,500,000, renewable in September of 1998. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of March 31, 1998, borrowings under this line totaled $200,000.

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




                                        TELTONE CORPORATION
                                        (Registrant)


Date  May 6, 1998                       By  /s/ RICHARD W. SOSHEA
    ------------------------               -------------------------------------
                                           Richard W. Soshea
                                           President & Chief Executive Officer




Date  May 6, 1998                       By  /s/ JEFFREY B. deCILLIA
    ------------------------               -------------------------------------
                                           Jeffrey B. deCillia
                                           Vice President Finance & Chief
                                           Financial Officer