Form 10KSB
period 1998-06-30
TELTONE CORP
filed 1998-09-28
CIK 96890

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended June 30, 1998
------------------------------------------------------------------------------
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------
      Commission file number                         0-11275
                             -------------------------------------------------

                                TELTONE CORPORATION
------------------------------------------------------------------------------
                   (Name of small business issuer in its charter)

WASHINGTON                                         91-0839067
------------------------------------------------------------------------------
  (State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

  22121 - 20th Avenue SE, Bothell, WA                           98021
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:         (425) 487-1515
                                                ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS                WHICH REGISTERED

                                        None
------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock without par value
------------------------------------------------------------------------------
                                  (Title of Class)

   Check whether the registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                  Yes     X      No
                                                      ----------    ---------

   Check if there is no disclosure of delinquent filers in response to Item 405 if Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

   State issuer's revenues for its most recent fiscal year.     $9,049,191
                                                            ------------------

   State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.)            $1,877,000
                            -----------------------------

                     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

       6,006,796 shares of common stock outstanding as of September 2, 1998.
------------------------------------------------------------------------------
                        DOCUMENTS INCORPORATED BY REFERENCE

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

(1) PROXY STATEMENT DATED SEPTEMBER 28, 1998 FOR USE IN CONNECTION WITH THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON OCTOBER 29, 1998. (PART III, ITEM 9, (DIRECTORS ONLY) AND ITEMS 10, 11, AND 12).

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

PRODUCTS

TELECOMMUTING SOLUTIONS

The concept of telecommuting or telework is the movement among businesses to allow employees to work from home or other remote locations, eliminating the daily round trip from home to workplace. Telecommuting is enjoying increasing acceptance as businesses are encouraged to share in the reduction of traffic congestion and energy consumption. Teltone currently offers two solutions, OfficeLink 2000 and OffcieLink I, for telecommuting, both of which extend the features and functions of the central-site telephone system to remote workers, enabling them to work as productively as they do in the office.

The OfficeLink 2000 telecommuting solution is targeted to call center remote agents and corporate telecommuters. OfficeLink 2000 provides remote workers with the full functionality of digital phonesets on the Windows-Registered Trademark- PC Platform, without requiring costly extra hardware at the remote location. Communications systems manufactured by Lucent, Nortel, and Siemens Business Communications are now supported by the OfficeLink 2000.

The OfficeLink I is a single-user solution which gives home workers an analog connection to centrally located phone systems. It enables companies to begin telecommuting right away with a minimal investment.

TELECOM EQUIPMENT

Teltone is a market leader in telecommunications test and demonstration products. Our portable Telephone Line Simulators provide extensive PBX and telephone central office functionality for testing, training, and demonstration of telecommunications equipment, without installing costly phone lines. The TLS-5C, introduced in fiscal 1996, incorporates caller identification in call
waiting and several other new product features.   The latest member of this
family, the Telephone Line Emulator (TLE), is a sophisticated emulator that is targeted for product development and product test applications. The TLE basic unit includes programmable attenuation and impedance as well as Type 2/3 Caller ID. In addition, software modules were introduced in fiscal 1998 that allow users to perform a variety of more advanced test operations, emulation of international call progress and dial tones, and automated testing. The TLE is also CE marked to enable sales in Europe.

The ISDN digital line service is now widely available in North America. Teltone provides two simulators for the OEMs that want to test or demonstrate their ISDN equipment. The ILS-2000 is a fully featured simulator of both North American and European (ETSI) switches and includes both the U and S/T interfaces. The ISDN Demonstrator is a lower cost and lesser featured unit.

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

The Substation Line Sharing Switch (SLSS) is an embodiment of Teltone's line sharing technology which, along with other complementary products, is especially suited for line sharing in power utility substations as well as for utility distribution automation applications.

TELECOM COMPONENTS

Teltone offers the industry a wide selection of tone-based telecom IC solutions for telecom equipment manufacturers.

Teltone is a market leader in call progress detection, offering this critical function both as part of industry-standard single-function devices (such as our new low power 3V/5V M980-02) and integrated with DTMF reception and generation functions in our industry-standard M-8880 and M-8888 devices. In addition, Teltone has a unique line of precise call progress detection devices (M-981, M-982 and M-984) that allow customers to rapidly determine precisely which call progress signal is present without waiting for several cycles. All these receivers are used in equipment that connects to the telephone network worldwide, such as computer-telephone equipment, automatic dialers, voice mail and pay phone systems. The M-991 tone generator is used extensively by manufacturers of wireless switches, simulators and test equipment.

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

A SOURCE FOR CUSTOM SOLUTIONS

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

The power utilities in North America are served primarily through a network of manufacturers representatives. The SLSS and other utility products are usually delivered directly to these customers with no distributors involved. Starting in fiscal 1998, some international utilities were supplied with SLSS through specialized distributors.

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


RESEARCH AND DEVELOPMENT

The telecommunications industry is subject to continuous technological changes. Thus, well positioned new products that solve problems for customers are essential to Teltone's ability to grow. In fiscal 1998 the Company spent $1,147,461 or approximately 13% of each sales dollar on product development. The Company spent approximately $ 962,000 for fiscal 1997 and $819,000 for fiscal 1996 (10% and 9%, respectively) on product development. Management of the Company expects to spend approximately 11% of sales on product development in fiscal 1999.


CUSTOMER SERVICE AND SUPPORT

Responsive customer service and field support are important in the customer's decision to buy the Company's products, often at a premium over competitive products. Field service personnel are located at the Company's facilities in Bothell, WA.


BACKLOG

At June 30, 1998, backlog totaled $746,000 compared to $1,177,000 at June 30, 1997. Teltone's experience is that most customers normally order Company products on an "as needed" basis.

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


EMPLOYEES

As of June 30, 1998, the Company employed 56 persons full time. On such date, 12 employees were engaged in production, 10 in engineering, 14 in sales, marketing, and service, and 20 in administrative functions. The Company believes its relations with its existing employees to be excellent. None of the Company's employees are represented by a labor union.


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

          Following are the Company's high and low sales prices by quarter for the fiscal years ended June 30, 1998 and 1997:

          Fiscal Year 1998                        High           Low
          -------------------------------------------------------------
          Quarter ended September 30, 1997        $.22           $.18
          Quarter ended December 31, 1997         $.63           $.13
          Quarter ended March 31, 1998            $.34           $.19
          Quarter ended June 30, 1998             $.69           $.32
          Fiscal Year 1997                        High           Low
          ---------------------------------------------------------------
          Quarter ended September 30, 1996        $.50           $.35
          Quarter ended December 31, 1996         $.63           $.31
          Quarter ended March 31, 1997            $.38           $.31
          Quarter ended June 30, 1997             $.31           $.19

          There were 886 common shareholders and 135 preferred shareholders as of September 2, 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Statements in this report covering future performance, developments, expectations or events, including the discussion of the Company's product development and introduction plans, and resulting expectations for its growth, constitute forward-looking statements which are subject to a number of known or unknown risks and uncertainties that might cause actual results to differ materially from those expressed or implied by such statements.
All forward-looking statements contained in this report reflect the Company's expectations at the time of this report, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

1998 VS. 1997

Net sales for 1998 were $9,049,000, a 10% decrease when compared to $10,053,000 for 1997. This decrease was due to a 31% reduction in sales of lower margin integrated circuits, partially offset by a 3% increase in higher gross margin telephone line simulator and emulator products. Gross margin increased to 44% of net sales in 1998 compared 39% in 1997 due to changes in product mix. This improvement in the gross margin percent resulted in total gross margin of $3,940,000 remaining relatively unchanged despite the decrease in sales. Operating expenses increased 5% in 1998 over 1997 due primarily to increased investment in engineering and development projects to
pursue the computer-telephone integration market (CTI).   During fiscal 1998
the Company reorganized its Engineering and Development department, increasing its internal capabilities to produce CTI and other software products. These new products are expected to generate higher revenues in fiscal 1999 and contribute to increased gross margins due to their higher levels of software content. These increases are planned to offset a continued decrease in sales of integrated circuits. Interest expense decreased 70% to $18,000 due to the pay down of the line of credit.

During fiscal 1998 the Company implemented a Y2K Project to address a potential problem with which substantially all users of automated data processing and information systems are faced. This problem arises from the use by some systems of only two digits to represent the year applicable to a transaction. This potential problem could affect a wide variety of automated systems such as Enterprise Requirements Planning systems, personal computers, communications systems, and other information systems routinely used in all industries. The Company is addressing this issue on several different fronts. First, all Teltone products are Year 2000 compliant. The Company assigned a team to assess product compliance and has created a new area within the Company website (www.teltone.com) containing comprehensive information about the Year 2000 issue and the Company's compliance program. Second, the Company has requested Year 2000 compliance certification from each of its qualified suppliers. Finally, the Company has established a Year 2000 coordinator to assess its own internal systems, with a goal of being compliant by the end of fiscal 1999. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.


1997 VS. 1996

Net sales for 1997 were $10,053,000 as compared to $9,471,000 for 1996. This increase was driven by an 8% increase in customer premises equipment sales and by an 11% increase in the sale of integrated circuits. Gross margin was 39% of net sales in 1997 compared 44% in 1996. The decrease in margin was attributable
to special volume pricing on certain integrated circuits.   Operating expenses
were 39% of net sales in 1997 and 41% of net sales for 1996, reflecting management's continued efforts to control costs while growing both net sales and engineering and development efforts.

At June 30, 1998, approximately $12,458,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $753,000, respectively, available to offset future income tax liabilities through 2001. Although the Company has adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit agreement for $1,500,000, renewable in July of 1999. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of June 30, 1998, there were no borrowings outstanding under this line. During fiscal 1998 the Company was able to completely pay down the line of credit due primarily to the benefits of changes in the manufacturing process which resulted in a shorter manufacturing cycle and lower inventory requirements.

In August 1998, Richard Soshea, Chief Executive Officer of the Company, exercised options to purchase 400,000 shares of common stock at $.51 per share, which provided the Company with $204,000 in cash for use in its operations.

The Company invested $103,000 in capital equipment in 1998 compared to $130,000 in 1997. The Company anticipates an increase in the level of capital expenditures from 1998 to 1999 as a result of planned enhancements to the telecommunications and internal networking systems.

Cash generated from operations, sale of common shares, and the line of credit should enable the Company to meet its operating and working capital needs during the next twelve months.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPORTING DATA

          SELECTED FINANCIAL DATA

For the five years ended June 30, 1998
In thousands except share and per share data                       1998          1997          1996        1995          1994
--------------------------------------------                       ----          ----          ----        ----          ----
OPERATIONS
     Net sales . . . . . . . . . . . . . . . . . . . . . .       $9,049       $10,053         $9,471      $9,176       $7,600
     Gross margin. . . . . . . . . . . . . . . . . . . . .        3,940         3,950          4,202       4,261        2,947
     Net (loss) income . . . . . . . . . . . . . . . . . .         (155)          (42)           377         405         (907)

PER SHARE DATA
     Basic net (loss) income per common
          share outstanding. . . . . . . . . . . . . . . .       $ (.02)      $  (.01)        $  .06      $  .06       $ (.14)
     Average common shares (including
          preferred) outstanding . . . . . . . . . . . . .    6,682,437     6,666,937      6,651,437   6,562,230    6,564,791
     Diluted net (loss) income per common and
          common equivalent share outstanding. . . . . . .       $ (.02)      $  (.01)        $  .05      $  .06       $ (.14)
     Average common and common equivalent
          shares outstanding . . . . . . . . . . . . . . .    6,682,437     6,666,937      7,201,784   6,679,253    6,564,791

OTHER FINANCIAL INFORMATION
     Cash and short-term cash investments. . . . . . . . .       $  305        $  530         $  148      $   60       $   64
     Working capital . . . . . . . . . . . . . . . . . . .        1,665         1,777          1,805       1,314        1,256
     Property, plant, and equipment - net. . . . . . . . .          251           294            297         369          416
     Total assets. . . . . . . . . . . . . . . . . . . . .        3,010         3,523          3,652       3,606        3,213
     Long-term liabilities . . . . . . . . . . . . . . . .            -             -              -           -          394
     Stockholders' equity. . . . . . . . . . . . . . . . .        1,916         2,071          2,102       1,684        1,278

OTHER STATISTICS
     Current ratio . . . . . . . . . . . . . . . . . . . .     2.5 to 1      2.2 to 1       2.2 to 1    1.7 to 1     1.8 to 1
     Long-term liabilities to equity . . . . . . . . . . .            -             -              -           -      .3 to 1
     Number of employees at end of year. . . . . . . . . .           58            62             65          60           57

                         Report of Independent Accountants




To the Board of Directors and Stockholders of Teltone Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Teltone Corporation at June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Seattle, Washington
September 1, 1998

STATEMENTS OF OPERATIONS

For the two years ended June 30, 1998

                                                                       1998                     1997
                                                                      -----                    -----
Net sales  . . . . . . . . . . . . . . . . . . . . . . . . .     $ 9,049,191             $10,053,062
Cost of goods sold . . . . . . . . . . . . . . . . . . . . .       5,109,301               6,103,288
                                                                ------------            ------------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . .       3,939,890               3,949,774
Operating expenses:
     Selling, general, and administrative. . . . . . . . . .       2,922,122               2,915,787
     Engineering and development . . . . . . . . . . . . . .       1,147,461                 962,490
                                                                ------------            ------------
                                                                   4,069,583               3,878,277
                                                                ------------            ------------
(Loss) income from operations. . . . . . . . . . . . . . . .        (129,693)                 71,497
                                                                ------------            ------------
Other expense:
Interest expense . . . . . . . . . . . . . . . . . . . . . .         (18,455)                (62,262)
Other expense--net . . . . . . . . . . . . . . . . . . . . .          (6,747)                (50,795)
                                                                ------------            ------------
                                                                     (25,202)               (113,057)
                                                                ------------            ------------
Income tax provision . . . . . . . . . . . . . . . . . . . .               -                       -
                                                                ------------            ------------
Net loss   . . . . . . . . . . . . . . . . . . . . . . . . .      $ (154,895)            $   (41,560)
                                                                ------------            ------------
Basic and diluted net loss per common and
  common equivalent share. . . . . . . . . . . . . . . . . .      $     (.02)            $      (.01)
                                                                ------------            ------------
                                                                ------------            ------------
Average common and common equivalent
  shares outstanding . . . . . . . . . . . . . . . . . . . .       6,682,437               6,666,937

BALANCE SHEETS

June 30, 1998 and 1997

ASSETS                                                                                         1998                1997
                                                                                               ----                ----
Current assets
   Cash    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   304,875        $    530,074
   Trade accounts receivable (net of allowance for
      doubtful accounts of $34,289 and $35,024). . . . . . . . . . . . . . . . .          1,391,004           1,315,819
   Inventories (net of allowance for obsolescence of
      $269,000 and $296,346)
      Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            489,133             699,414
      Work in process. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            157,168              74,405
      Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            402,060             575,274
                                                                                       ------------        ------------
          Total inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,048,361           1,349,093
   Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,574              33,922
                                                                                       ------------        ------------
Property, plant, and equipment--at cost. . . . . . . . . . . . . . . . . . . . .          2,448,646           2,346,028
      Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .         (2,197,586)         (2,051,926)
                                                                                       ------------        ------------
          Property, plant, and equipment--net. . . . . . . . . . . . . . . . . .            251,060             294,102
                                                                                       ------------        ------------
TOTAL      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,009,874         $ 3,523,010
                                                                                       ------------        ------------
                                                                                       ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
   Accounts payable--trade . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   587,199        $    548,599
   Accrued compensation and benefits . . . . . . . . . . . . . . . . . . . . . .            369,696             406,714
   Accrued warranty expense. . . . . . . . . . . . . . . . . . . . . . . . . . .             35,510              33,373
   Notes payable to bank . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                400,000
   Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .            101,620              63,580
                                                                                       ------------        ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .          1,094,025           1,452,266
Commitments:  Notes 2 and 3
Stockholders' equity
   Convertible preferred stock--no  par value; authorized 6,000,000 shares; 1,075,641 shares issued and outstanding in 1998 and 1997
      ($2,151,282 liquidation preference; or $2 per share) . . . . . . . . . . .          2,063,149           2,063,149
   Common stock--no  par value; authorized  20,000,000 shares;
      5,606,796 shares issued and outstanding in 1998 and 1997 . . . . . . . . .          2,998,685           2,998,685
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,145,985)         (2,991,090)
                                                                                       ------------        ------------
   Stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,915,849           2,070,744
                                                                                       ------------        ------------
TOTAL      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,009,874         $ 3,523,010
                                                                                       ------------        ------------
                                                                                       ------------        ------------

STATEMENTS OF CASH FLOWS

For the two years ended June 30, 1998

                                                                                               1998                1997
                                                                                               ----                ----
Operating activities:
Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(154,895)          $ (41,560)
   Adjustments to reconcile net loss to cash
      provided by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            145,660             129,970
      Loss on disposal of property . . . . . . . . . . . . . . . . . . . . . . .                                  2,506
   Change in:
      Trade accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .            (75,185)             79,083
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            300,732             421,329
      Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .             41,759             301,730
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .             19,348               8,770
                                                                                       ------------        ------------
   Cash provided by operating activities . . . . . . . . . . . . . . . . . . . .            277,419             901,828
Investing activities:
      Investment in property, plant, and equipment . . . . . . . . . . . . . . .           (102,618)           (130,060)
                                                                                       ------------        ------------
   Cash used by investing activities:. . . . . . . . . . . . . . . . . . . . . .           (102,618)           (130,060)
Financing activities:
      Net repayments of notes payable to bank. . . . . . . . . . . . . . . . . .           (400,000)           (400,000)
      Employee stock sales, net. . . . . . . . . . . . . . . . . . . . . . . . .                  _              10,410
                                                                                       ------------        ------------
   Cash used by financing activities . . . . . . . . . . . . . . . . . . . . . .           (400,000)           (389,590)
                                                                                       ------------        ------------
(Decrease) increase  in cash . . . . . . . . . . . . . . . . . . . . . . . . . .           (225,199)            382,178
Cash, beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            530,074             147,896
                                                                                       ------------        ------------
Cash, end of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 304,875           $ 530,074
                                                                                       ------------        ------------
                                                                                       ------------        ------------

                    Supplemental Disclosure of Cash Flow Information

Interest paid during 1998 and 1997 was $18,503 and $62,691, respectively.

STATEMENTS OF STOCKHOLDERS' EQUITY
For the two years ended June 30, 1998

                                                    Convertible
                                                  Preferred Stock               Common Stock           Accumulated
                                               Shares         Amount        Shares         Amount         Deficit       Total
                                           ---------------  ----------     ----------   ------------   -----------    -----------
Balance, June 30, 1996 . . . . . . . . .      1,075,641     $2,063,149      5,575,796     $2,988,275   $(2,949,530)    $2,101,894
Issuance of common stock under
   employee stock option plan. . . . . .                                       31,000         10,410                       10,410
Net loss . . . . . . . . . . . . . . . .                                                                   (41,560)       (41,560)
                                              ---------    -----------     ----------   ------------   -----------    -----------
Balance, June 30, 1997 . . . . . . . . .      1,075,641     $2,063,149      5,606,796     $2,998,685   $(2,991,090)    $2,070,744
Net loss . . . . . . . . . . . . . . . .                                                                  (154,895)      (154,895)
                                              ---------    -----------     ----------   ------------   -----------    -----------
Balance, June 30, 1998 . . . . . . . . .      1,075,641     $2,063,149      5,606,796     $2,998,685   $(3,145,985)    $1,915,849
                                              ---------    -----------     ----------   ------------   -----------    -----------
                                              ---------    -----------     ----------   ------------   -----------    -----------

NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
Teltone Corporation designs, manufactures, and sells specialty electronic telecommunications equipment, software, and components to a variety of business end users, and original equipment manufacturers internationally. Customers are primarily located in North America, Asia, and Western Europe.

REVENUE RECOGNITION
Revenue from product sales is recognized at the time of shipment. Estimated sales returns are subtracted from sales to obtain net sales and are not material. In accordance with Statement of Position 97-2, "Software Revenue Recognition," revenue from software sales is recognized when earned, after any right of return clauses expire. Payments received in advance of revenue recognition are recorded as a deferred revenue liability until earned.

INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization which is calculated on a straight-line basis over their estimated useful lives of 2-7 years. Property and equipment consist primarily of manufacturing and engineering equipment, and furniture and fixtures.

ENGINEERING AND DEVELOPMENT COSTS
Engineering and development costs are charged to expense as incurred.

WARRANTY COSTS
Estimated warranty costs are accrued at the time products are sold.

INCOME TAX
Income taxes are calculated using the asset and liability approach under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.

CONVERTIBLE PREFERRED STOCK
Convertible preferred stock is convertible one-for-one into common stock at the stockholder's option.

NET LOSS PER SHARE
The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which changed the Company's presentation and calculation of net loss per common share. Basic net loss per common share is based on the weighted average number of common shares and convertible preferred shares outstanding during the year. Common equivalent shares, including warrants and stock options, are included in the calculation of diluted earnings per common and common equivalent shares to the extent that they are dilutive and are excluded to the extent they are antidilutive. During the years ended June 30, 1998 and 1997, the Company had stock options and warrants which were not included in the computation of net loss per share because the impact would have been antidilutive. Per share amounts for all periods have been retroactively adjusted to this new presentation. The adoption of SFAS 128 did not have a material impact on the Company's net loss per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, trade accounts receivable, inventories, accounts payable trade, accrued compensation and benefits, and other accrued expenses approximate their fair value because of the short-term maturity of these instruments.

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

2.   LEASE COMMITMENTS

The Company leases its headquarters facility under an operating lease agreement. Future minimum lease payments for the years ending June 30 are as follows:

               1999          $562,385
               2000           515,847
               2001           541,452
               2002           559,897
               2003           573,072
               2004           238,780

Operating lease expense was $608,405 in 1998 and  $574,666 in 1997.

3.   LINE OF CREDIT

The Company has a line of credit agreement with a bank for the lesser of $1,500,000 or an amount calculated based on 75% of eligible domestic and 60% of eligible foreign accounts receivable. The line is renewable in July 1999, is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets, and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. The line of credit bears interest at prime + 1/2%. As of June 30, 1998, there were no borrowings under this line of credit.

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                   June 30, 1998       June 30, 1997
                                                  --------------       -------------
     Manufacturing and engineering equipment         $ 2,372,024         $ 2,281,641
     Furniture and fixtures                               71,923              59,688
     Other                                                 4,699               4,699
                                                  --------------       -------------
                                                       2,448,646           2,346,028
     Less accumulated depreciation                    (2,197,586)         (2,051,926)
                                                  --------------       -------------
                                                     $   251,060         $   294,102
                                                  --------------       -------------
                                                  --------------       -------------

5.   INCOME TAX

Deferred tax assets consist of the following:

                                                   June 30, 1998       June 30, 1997
                                                  --------------       -------------
     Net operating loss carryforwards                $ 4,300,000         $ 4,177,000
     Depreciation and amortization                       251,000             315,000
     Tax credits                                       1,043,000           1,043,000
     Inventory reserves                                   91,000             101,000
     Other                                               100,000             110,000
                                                  --------------       -------------
     Deferred tax assets                               5,785,000           5,746,000
     Valuation allowance                              (5,785,000)         (5,746,000)
                                                  --------------       -------------
                                                     $         -         $         -
                                                  --------------       -------------
                                                  --------------       -------------

Due to the Company's loss history and therefore uncertainty regarding future taxable income, the Company has established a valuation allowance of $5,785,000 against deferred tax assets. At June 30, 1998, the Company had net operating loss carryforwards of approximately $12,458,000. The carryforwards expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $753,000, respectively, available to offset future income tax liabilities through 2001.

The reconciliation of taxes on income at the federal statutory rate to the actual tax expense of $0 is:

                                           June 30, 1998       June 30, 1997
                                           -------------       -------------
       Tax at statutory rate                  $(52,664)           $(14,130)
       Nondeductible items                      13,664               2,130
       Change in valuation allowance            39,000              12,000
                                           -----------         -----------
                                              $      -            $      -
                                           -----------         -----------
                                           -----------         -----------

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

The Company accounts for common stock options of the Nonemployee Directors Stock Option Plan and the Employees Stock Option Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), which requires companies who elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. The Company has elected to continue to apply the provisions of APB 25 in its financial statements. Accordingly, no compensation expense cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and net loss per share would have been reduced to the amounts indicated below:

                                                                 1998           1997
                                                                 ----           ----
Net loss                                     As reported    $(154,895)    $  (41,560)
                                             Pro forma       (213,579)      (107,737)

Basic and diluted net loss per common        As reported        $(.02)         $(.01)
    and common equivalent share              Pro forma           (.03)          (.02)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 127.8% and 45.7% for the years ended June 30, 1998 and 1997, respectively; an expected life of 6 years in both years, risk-free interest rate ranging from 6.10% to 6.70% for fiscal 1998 and 6.44% to 6.51% for fiscal 1997; no expected dividend payments in either year; and assumed forfeiture rate of 0% in both years. The weighted average fair value of options granted during fiscal 1998 and fiscal 1997 was $.24 and $.27, respectively.


The proforma effect on net loss and net loss per share resulting from the compensation expense attributed to stock options as calculated under FAS 123 may not be representative of the effects on future years as options vest over several years and additional awards may be granted in the future.

The Company's stock option plans are summarized below:

                                                         Employee Stock                 Nonemployee Directors
                                                          Option Plan*                    Stock Option Plan
                                                          ------------                    ------------------
                                                        Weighted Average                   Weighted Average
Shares under option:                         Shares      Exercise Price      Shares         Exercise Price
                                            -------     ----------------     ------     ---------------------
Outstanding at June 30, 1996                994,000           $ .47
Options granted                             285,000             .49         240,000            $ .50
Options exercised                           (31,000)            .34
Options lapsed                             (260,000)            .51
                                        -----------          ------       ---------          -------
Outstanding, June 30, 1997                  988,000             .47         240,000              .50
Options granted                             285,000             .51
Options exercised
Options lapsed                             (191,000)            .47         (40,000)             .50
                                        -----------          ------       ---------          -------
Balance, June 30, 1998                    1,082,000             .48         200,000              .50

Available to grant at June 30, 1998         110,750                         120,000
                                        -----------                       ---------
                                        -----------                       ---------

* Includes options granted under option plans previous to the 1992 plan of 527,500, 400,000, and 400,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

In August 1998, options to purchase 400,000 shares of common stock were exercised at $.51 per share.

At June 30, 1998, there were 632,125 options exercisable in the Employee Stock Option Plan and 112,500 in the Nonemployee Directors Stock Option Plan.

The following table summarizes information about stock options outstanding at June 30, 1998:

                                     Options Outstanding                            Options Exercisable
                         ----------------------------------------------------   ---------------------------------
                             Number        Weighted Average     Weighted            Number           Weighted
     Range of Exercise   Outstanding at       Remaining          Average         Exercisable at       Average
          Prices            6/30/98        Contractual Life    Exercise Price       6/30/98        Exercise Price
    ------------------   --------------   ------------------   ---------------   ---------------   ----------------
     Employee Plan
     $.28 to $.45           206,000           2 years             $.39               176,625           $.36
     $.47 to $.51           858,000           3 years             $.51               455,500           $.51
     $.72                    18,000           6 years             $.72

     Director Plan
     $.50                   200,000           5 years             $.50               112,500           $.50


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

ITEM 8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          EXECUTIVE OFFICERS OF THE REGISTRANT

          NAME AND BUSINESS EXPERIENCE                     AGE        POSITION
          ----------------------------                     ---        ---------
          Richard W. Soshea                                 66        President and Chief
          M/A-COM, Inc., 1988-1991                                      Executive Officer
          Harris Corp. & Litton Systems, Inc., 1980-1988              Effective August 1, 1991
          Hewlett Packard, 1962-1980

          Richard G. Johnson                                54        Vice President, Operations
          Director of Manufacturing, 1983-1987                        Effective February 25, 1987
          Senior Operations Manager, 1982-1983
          Manufacturing Manager, 1977-1982

          Ray Ma                                            52        Vice President Engineering
          Director of Engineering, 1989-1995                          Effective March 1, 1995
          Engineering Manager, 1976-1989
          Design Engineer, 1972-1976

          Debra L. Griffith                                 39        Vice President Finance and
          Carver Corporation, 1996-1998                                 Chief Financial Officer
          Teltone Corporation, 1983-1996                              Effective July 20, 1998
          Deloitte Haskins & Sells, 1980-1983

          Mark Blazek                                       34        Vice President Sales & Marketing
          Market Group Manager, 1994-1997                             Effective June 17, 1997
          GN Netcom,  1988-1994
          Industrial Servo, Inc., 1986-1988

          Peter C. Spratt                                   43        Secretary & General Counsel
          Secretary  1991-1995                                        Effective June 12, 1995
          Preston Gates & Ellis, 1990-1995
          Touche Ross & Co., 1985-1987
          Shidler McBroom Gates & Lucas, 1982-1985

            The remaining information required by this item is incorporated by reference to pages 2 through 4 of the Company's definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on October 29, 1998 (the "Proxy Statement"), which the Company will file with the Commission within 120 days after the end of its 1998 fiscal year. Information regarding executive officers of the Company is included at the end of Part I of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

            The section entitled "Executive Officer Compensation" on pages 5 through 7 of the Proxy Statement and the section entitled "Director Compensation" on page 4 of the Proxy Statement are incorporated herein by reference.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The sections entitled "Election of Directors and Management Information" to the extent of the disclosures on pages 1 through 4 of the Proxy Statement are incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

PART IV

   ITEM 13.    EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K

  A.   Exhibits filed herewith:

          3         Articles of Incorporation and Bylaws(3)
          10.1      Teltone Corporation 1983 Stock Option Plan, as amended(1)
          10.2      Teltone Corporation 1989 Employees' Stock Purchase Plan(2)
          10.3      Sales agreement covering Kirkland, Washington, property(4)
          10.4      Building sublease covering Kirkland, Washington, property(5)
          10.5      Building lease covering Bothell, Washington, property(6)
          10.6      Teltone Corporation 1992 Stock Option Plan(7)
          21        List of subsidiaries(4)
          23        Consent of Independent Auditors
          27        Financial Data Schedules
          28        Building lease covering Bothell, Washington, property

(1)  Incorporated herein by reference to the Corporation's Registration
       Statement on Form S-8, Commission file  33-29304.
(2)  Incorporated herein by reference to the Corporation's Registration
       Statement on Form S-8, Commission file No. 33-28779.
(3)  Incorporated herein by reference to the Corporation's Annual Report on Form
       10-K for the fiscal year ended June 30, 1983, Commission file No. 0-11275.
(4)  Incorporated herein by reference to the Corporation's Registration
       Statement on Form S-1, Commission file No. 33-1703.
(5)  Incorporated herein by reference to the Corporation's Annual Report on Form
       10-K for the fiscal  year ended June 30, 1987, Commission file No. 0-11275.
(6)  Incorporated herein by reference to the Corporation's Annual Report on Form
       10-K for the fiscal year ended June 30, 1991, Commission file No. 0-11275.
(7)  Incorporated herein by reference to the Corporation's Annual Report on Form
       10-K for the fiscal year ended June 30, 1992, Commission file No. 0-11275.

B.   Reports on Form 8-K:
                    None

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on September 25, 1998.

                                                 TELTONE CORPORATION

                                                 By   /s/  Richard W. Soshea
                                                      -------------------------
                                                      Richard W. Soshea
                                                      President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the pursuing persons in the capacities and on the dates indicated:

SIGNATURE                                     TITLE                             DATE
---------                                     -------                           ------
 /s/  Charles L. Anderson                    Chairman and Director              September 25, 1998
 -------------------------------
Charles L. Anderson

(a)  Principal Executive Officer:


 /s/  Richard W. Soshea                      President and Chief                September 25, 1998
 -------------------------------             Executive Officer and
Richard W. Soshea                            Director


(b)  Principal Financial and Accounting
      Officer:


 /s/ Debra L. Griffith                       Vice President of Finance and      September 25, 1998
 -------------------------------             Chief Financial Officer
Debra L. Griffith

(c)  Other Directors:


 /s/  Tracy S. Storer                        Director                           September 25, 1998
 -------------------------------
Tracy S. Storer


 /s/  Charles P. Waite                       Director                           September 25, 1998
 -------------------------------
Charles P. Waite


 /s/  Don C. Wilson                          Director                           September 25, 1998
 -------------------------------
Don C. Wilson


 /s/  Paul M. Wythes                         Director                           September 25, 1998
 -------------------------------
Paul M. Wythes

                                                        23