Form 10QSB
period 1998-09-30
TELTONE CORP
filed 1998-10-26
CIK 96890

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10Q-SB

           [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 1998
                               -----------------------------------------------

                                      OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

For the transition period from                        to
                                ---------------------    ----------------------
Commission file number                      0-11275
                       --------------------------------------------------------


                             TELTONE CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


       WASHINGTON                                              91-0839067
-------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


  22121 - 20th Avenue SE, Bothell, Washington                       98021
  -------------------------------------------                    ----------
   (Address of principal executive offices)                      (Zip Code)


                                  (206) 487-1515
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year)

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

     6,006,796 shares of common stock outstanding as of September 30, 1998.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                              TELTONE CORPORATION

                                 BALANCE SHEETS


                                                  September 30        June 30
                                                      1998             1998
ASSET                                             (Unaudited)
------------------------------------------------------------------------------
Current assets
   Cash  . . . . . . . . . . . . . . . . . .      $   423,502     $    304,875
   Trade accounts receivable (net of
      allowance for doubtful accounts of
      $40,212 (unaudited) and $34,289) . . .        1,477,585        1,391,004
   Inventories
      Raw materials. . . . . . . . . . . . .          506,028          489,133
      Work in process. . . . . . . . . . . .          212,761          157,168
      Finished goods . . . . . . . . . . . .          315,462          402,060
                                                  -----------      -----------
         Total inventories . . . . . . . . .        1,034,252        1,048,361
                                                  -----------      -----------
   Other current assets. . . . . . . . . . .           28,426           14,574
                                                  -----------      -----------
         Total current assets. . . . . . . .        2,963,765        2,758,814
                                                  -----------      -----------
Property, plant and equipment - at cost. . .        2,474,634        2,448,646
   Less accumulated depreciation . . . . . .       (2,235,086)      (2,197,586)
                                                  -----------      -----------
         Property, plant and equipment - net          239,548          251,060

TOTAL    . . . . . . . . . . . . . . . . . .      $ 3,203,313      $ 3,009,874
                                                  -----------      -----------
                                                  -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------

Current liabilities
   Accounts payable - trade. . . . . . . . .     $    460,889      $   587,199
   Accrued compensation and benefits . . . .          418,930          369,696
   Accrued warranty expense. . . . . . . . .           52,174           35,510
   Other accrued expenses. . . . . . . . . .           41,278          101,620
                                                  -----------      -----------
      Total current liabilities. . . . . . .          973,271        1,094,025
                                                  -----------      -----------

Stockholders' equity
   Convertible preferred stock - no par value;
      authorized 6,000,000 shares; 1,075,641
      shares issued and outstanding. . . . .        2,063,149        2,063,149
   Common stock - no par value; authorized
      20,000,000 shares; 6,606,796 and
      5,606,796 shares issued at outstanding        3,202,685        2,998,685
   Deficit . . . . . . . . . . . . . . . . .       (3,035,792)      (3,145,985)
                                                  -----------      -----------
       Stockholders' equity. . . . . . . . .        2,230,042        1,915,849
                                                  -----------      -----------

TOTAL    . . . . . . . . . . . . . . . . . .      $ 3,203,313      $ 3,009,874
                                                  -----------      -----------
                                                  -----------      -----------

See Notes to Financial Statements

                             TELTONE CORPORATION

                            STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                        Three Months
                                                     Ended September 30
                                                    1998            1997
------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . .      $2,632,096      $2,239,469
Cost of goods sold . . . . . . . . . . . . .       1,340,147       1,291,165
                                                  ----------      ----------
Gross margin on sales. . . . . . . . . . . .       1,291,949         948,304
                                                  ----------      ----------


Operating expenses
   Selling, general and administrative . . .         906,238         691,711
   Engineering and development . . . . . . .         274,980         426,016
                                                  -----------     ----------
       Total operating expenses. . . . . . .       1,181,218       1,117,727
                                                  -----------     ----------
Income (loss) from operations. . . . . . . .         110,731        (169,423)

Other expense - net. . . . . . . . . . . . .             538          18,946
                                                  -----------     ----------
Income (loss) before tax . . . . . . . . . .         110,193        (188,369)
                                                  ----------      ----------
Income tax provision . . . . . . . . . . . .               -               -
                                                  ----------      ----------
Net income (loss). . . . . . . . . . . . . .      $  110,193      $ (188,369)
                                                  ----------      ----------
                                                  ----------      ----------
Basic net income (loss) per common share . .      $      .02      $     (.03)
                                                  ----------      ----------
                                                  ----------      ----------
Diluted net income (loss) per common and
    common equivalent share. . . . . . . . .      $      .02      $     (.03)
                                                  ----------      ----------
                                                  ----------      ----------

Average common shares
    (including preferred) outstanding. . . .       6,930,410       6,682,437

Average common and common
    equivalent shares outstanding  . . . . .       7,192,352       6,682,437


                             TELTONE CORPORATION

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          Three Months
                                                       Ended September 30
                                                     1998             1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)  . . . . . . . . . . . . .       $ 110,193        $(188,369)
Adjustments to reconcile net income (loss)
   to net cash (used for) provided by
   operating activities:
     Depreciation. . . . . . . . . . . . . .          37,500           34,853
Changes in:
   Accounts receivable . . . . . . . . . . .         (86,581)         (69,600)
   Inventories . . . . . . . . . . . . . . .          14,109          237,690
   Accounts payable and accrued items. . . .        (120,754)          31,555
   Other . . . . . . . . . . . . . . . . . .         (13,852)         (12,095)
                                                   ---------        ---------
     Cash (used for) provided by operating
       activities. . . . . . . . . . . . . .         (59,385)          34,034
                                                   ---------        ---------

Cash flows from investing activities:
   Investment in property, plant and
     equipment . . . . . . . . . . . . . . .         (25,988)         (17,460)
                                                   ---------        ---------
     Cash used for investing activities. . .         (25,988)         (17,460)
                                                   ---------        ---------

Cash flows from financing activities:
   Note payable to bank. . . . . . . . . . .                         (200,000)
   Employee stock purchase . . . . . . . . .         204,000                -
                                                   ---------        ---------
     Cash provided by (used for) financing
       activities. . . . . . . . . . . . . .         204,000         (200,000)
                                                   ---------        ---------

Increase (decrease) in cash and equivalents.         118,627         (183,426)
Cash and cash equivalents, beginning of
   period. . . . . . . . . . . . . . . . . .         304,875          530,074
                                                   ---------        ---------
Cash and cash equivalents, end of period . .       $ 423,502        $ 346,648
                                                   ---------        ---------
                                                   ---------        ---------

                             TELTONE CORPORATION


                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.   STOCKHOLDERS' EQUITY

     The Company has two active stock option plans. The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 1,050,000 common shares to key employees of the Company, of which 250,000 shares are subject to shareholder approval at the October 29, 1998, regularly scheduled shareholders' meeting. Of this total, options to purchase 662,000 shares of common stock are outstanding and 388,000 shares remain
     available for grant.   The Nonemployee Directors Stock Option Plan provides
     for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant. All options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years.

     In August 1998 Richard Soshea, Chief Executive Officer of the Company, exercised options to purchase 400,000 shares of common stock at $.51 per share.


2.   FEDERAL INCOME TAX

     At September 30, 1998, approximately $12,348,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $753,000, respectively, available to offset future income tax liabilities through 2000. Of this amount, $860,000 expires (to the extent not utilized) at June 30, 1999. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.


The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ending September 30, 1998, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1998, audited financial statements filed on form 10-KSB.

TELTONE CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report covering future performance, developments, expectations or events, including the discussion of the Company's product development and introduction plans, and resulting expectations for its growth, constitute forward-looking statements which are subject to a number of known or unknown risks and uncertainties that might cause actual results to differ materially from those expressed or implied by such statements. All forward-looking statements reflect management's expectations at the time of this report, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

RESULTS OF OPERATIONS

In the first quarter of fiscal 1999, ending September 30, 1998, Teltone maintained profitability for the third consecutive quarter. First quarter profits were $110,000 on sales of $2,632,000, compared to a loss of $188,000 on sales of $2,239,000 for the first quarter of 1998. Net sales increased 18% over the first quarter of fiscal year 1998. Gross margins increased from 42% to 49% due to increasing sales of recently introduced software-based products.

Sales increased in all major product areas except semiconductors, which Management expects may decline in the future. (The Company is, however, introducing a new line of lower-cost call progress detectors, which is expected to contribute higher gross margins on the reduced sales of semiconductor products.) Market acceptance of OfficeLink 2000, the Company's latest telecommuting product, also increased.

First quarter operating expenses increased 6% over the same quarter in the prior year. However, engineering and development expense decreased 35% in the first quarter of fiscal 1999 due to unusually high expenditures last year on the development of a new line of call progress detectors and the OfficeLink 2000 project. Sales and marketing expenses increased in the first quarter as the Company shifted resources to the growing markets for telecommuting and remote agent solutions for call centers.

At September 30, 1998, approximately $12,348,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $753,000, respectively, available to offset future income tax liabilities through 2000.
 Of this amount, $860,000 expires (to the extent not utilized) at June 30, 1999. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.

The Company has implemented a Year 2000 project to address potential problems arising from the use of two digits rather than four to define the year in some computer programs. This is an issue which substantially all users of automated data processing and information systems are faced. Management has completed its review of the Company's products and has determined them to be Year 2000 compliant. In addition, a section of the Company's website (www.teltone.com) contains detailed information about each product and the Company's compliance program. The evaluation and testing of the Company's internal systems is underway and approximately 40% complete with a goal of completion by the end of fiscal 1999. Management does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the systems of one or more significant suppliers fail, the Company's business and its results of operations could be adversely affected and, as a result, a contingency plan is being prepared.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash on hand of $424,000 and no borrowings outstanding on its line of credit agreement described below. The Company's working capital position has increased to $1,990,000, a 24% increase over the prior year.

In August 1998 Richard Soshea, Chief Executive Officer of the Company, exercised options to purchase 400,000 shares of common stock at $.51 per share, which provided the Company with $204,000 in cash for use in its operations.

Management has renewed it's lease agreement on its headquarters facility in Bothell, Washington, through February 2004. The lease renewal provides for the elimination of excess square footage in the factory and results in lower rent expense. This change will contribute to reduced overhead costs beginning in February 1999. Management plans to enhance the Company's telecommunications and internal networking systems which will require an increase in capital spending during fiscal 1999 compared to fiscal 1998.

The Company has a line of credit agreement for $1,500,000, renewable in July of 1999. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions.

Cash on hand, cash generated from operations, as well as the line of credit should enable the Company to meet its operating and working capital needs during the next twelve months.

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


                                       TELTONE CORPORATION
                                       (Registrant)



Date  October 26, 1998                 By  /s/ RICHARD W. SOSHEA
                                           -----------------------------------
                                           Richard W. Soshea
                                           President & Chief Executive Officer




Date  October 26, 1998                 By  /s/ DEBRA L. GRIFFITH
                                           ------------------------------------
                                           Debra L. Griffith
                                           Vice President Finance &
                                           Chief Financial Officer