Form 10QSB
period 1998-12-31
TELTONE CORP
filed 1999-01-28
CIK 96890

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10Q-SB

              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended December 31, 1998

                                         OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES ACT OF 1934


          For the transition period from                to
                                        ---------------    -----------------

          Commission file number        0-11275
                                 -------------------------------------------


                                TELTONE CORPORATION
                (Exact name of registrant as specified in its charter)


     WASHINGTON                                                  91-0839067
------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


 22121 - 20th Avenue SE, Bothell, Washington                          98021
------------------------------------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)


                                   (425) 487-1515
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

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

     6,006,769 shares of common stock outstanding as of December 31, 1998.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                TELTONE CORPORATION

                                   BALANCE SHEETS


                                                                                December 31             June 30
                                                                                       1998                1998
ASSETS                                                                           (Unaudited)
------------------------------------------------------------------------------------------------------------------
Current assets
      Cash and cash equivalents .........................................        $   341,343         $   304,875
      Trade accounts receivable (net of allowance for
         doubtful accounts of $46,212 and $34,289 .......................          1,497,533           1,391,004
      Inventories
         Raw materials ..................................................            653,700             489,133
         Work in process ................................................            172,669             157,168
         Finished goods .................................................            369,954             402,060
                                                                                 -----------         -----------
                           Total inventories ............................          1,196,323           1.048,361
      Other current assets ..............................................             38,142              14,574
                                                                                 -----------         -----------
                           Total current assets .........................          3,073,341           2,758,814
                                                                                 -----------         -----------
Property, plant and equipment - at cost .................................          2,516,411           2,448,646
         Less accumulated depreciation ..................................         (2,268,017)         (2,197,586)
                                                                                 -----------         -----------
                           Property, plant and equipment - net ..........            248,394             251,060
                                                                                 -----------         -----------

TOTAL ...................................................................        $ 3,321,735         $ 3,009,874
                                                                                 ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current liabilities
      Accounts payable - trade ..........................................        $   482,565         $   587,199
      Accrued compensation and benefits .................................            366,521             369,696
      Accrued warranty expense ..........................................             55,342              35,510
      Other accrued expenses ............................................             66,208             101,620
                                                                                 -----------         -----------
                           Total current liabilities ....................            970,636           1,094,025
                                                                                 -----------         -----------

Stockholders' equity
         Convertible preferred stock - no par value; authorized 6,000,000 shares; 1,075,641 shares issued and outstanding
             ($2,151,282 liquidation preference; or $2,00 per share) ....          2,063,149           2,063,149
         Common stock - no par value; authorized 20,000,000 shares;
             6,006,796 and 5,606,796shares issued and
             outstanding, respectively ..................................          3,202,685           2,998,685

      Accumulated deficit ...............................................         (2,914,735)         (3,145,985)
                                                                                 -----------         -----------
          Stockholders' equity ..........................................          2,351,099           1,915,849
                                                                                 -----------         -----------

TOTAL ...................................................................        $ 3,321,735         $ 3,009,874
                                                                                 ===========         ===========


See Notes to Financial Statements.                                             2

                               TELTONE CORPORATION


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months                          Six Months
                                                               Ended December 31                    Ended December 31
                                                               1998             1997              1998              1997
--------------------------------------------------------------------------------------------------------------------------
Net sales ........................................      $ 2,462,746      $ 2,122,406       $ 5,094,842       $ 4,361,875
Cost of goods sold ...............................        1,247,897        1,216,085         2,588,044         2,507,250
                                                        -----------       -----------       -----------       -----------

Gross margin on sales ............................        1,214,849          906,321         2,506,798         1,854,625
                                                        -----------       -----------       -----------       -----------


Operating expenses
      Selling, general and administrative ........          858,939          724,274         1,765,177         1,415,985
      Engineering and development ................          238,199          322,317           513,179           748,333
                                                         -----------       -----------       -----------       -----------

                  Total operating expenses .......        1,097,138        1,046,591         2,278,356         2,164,318
                                                         -----------       -----------       -----------       -----------

Income (loss) from operations ....................          117,711         (140,270)          228,442          (309,693)

Other income (expense)-net .......................            3,346            2,039             2,808           (16,907)
                                                         -----------       -----------       -----------       -----------

Income (loss) before tax .........................          121,057         (138,231)          231,250          (326,600)
                                                         -----------       -----------       -----------       -----------

Income (loss) tax provision ......................                                                                       -
                                                         -----------       -----------       -----------       -----------

Net income (loss) ................................      $   121,057      $  (138,231)      $   231,250       $  (326,600)
                                                         ===========       ===========       ===========       ===========

Basic net (loss) income per common share.........       $       .02       $     (.02)      $       .03       $      (.05)
                                                         ===========       ===========       ===========       ===========

Diluted net income (loss) per common and
     common equivalent share.....................       $       .02        $    (.02)       $      .03       $      (.05)
                                                         ===========       ===========       ===========       ===========

Average common shares (including preferred)
     Outstanding .................................        7,082,410        6,682,437         7,006,410         6,682,437

Average common and common
    equivalent shares outstanding ................        7,173,559        6,682,437         7,144,180         6,682,437


See Notes to Financial Statements.                                             3

                               TELTONE CORPORATION


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months
                                                                                      Ended December 31
                                                                                      1998            1997
------------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss) .........................................................      $ 231,250       $(326,600)
Adjustments to reconcile net income (loss) to net cash used
   by operating activities:
      Depreciation ........................................................         70,431          70,100
Changes in:
      Trade accounts receivable ...........................................       (106,529)        120,248
      Inventories .........................................................       (147,962)        303,031
      Accounts payable and accrued liabilities ............................       (123,389)       (163,887)
      Other ...............................................................        (23,568)        (46,218)
                                                                                 ---------       ---------

                           Cash used for operating activities .............        (99,767)        (43,326)


Cash flows investing activities:
      Investment in property, plant and equipment .........................        (67,765)        (52,016)
                                                                                 ---------       ---------

                           Cash used by investing activities ..............        (67,765)        (52,016)

Cash flows from financing activities:
      Note payable to bank ................................................                       (200,000)

      Employee stock purchases ............................................        204,000               -
                                                                                 ---------       ---------


                           Cash provided by (used for) financing activities        204,000        (200,000)
                                                                                 ---------       ---------

Increase (decrease) in cash and equivalents ...............................         36,468        (295,342)

Cash and cash equivalents, beginning of period ............................        304,875         530,074
                                                                                 ---------       ---------

Cash and cash equivalents, end of period ..................................      $ 341,343       $ 234,732
                                                                                 =========       =========


See Notes to Financial Statements.                                             4

                                TELTONE CORPORATION



                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)



1.   STOCKHOLDERS' EQUITY

     The Company has two active stock option plans. The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 1,050,000 common shares to key employees of the Company. Of this total, options to purchase 651,000 shares of common stock are outstanding and 399,000 shares
     remain available for grant.   The Nonemployee Directors Stock Option Plan
     provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant. All options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years.


2.   FEDERAL INCOME TAX

     At December 31, 1998, approximately $12,227,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $753,000, respectively, available to offset future income tax liabilities through 2000. Of this amount, $860,000 expires (to the extent not utilized) at June 30, 1999. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.



The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the period ending December 31, 1998, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1998, audited financial statements.

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

RESULTS OF OPERATIONS

The second fiscal quarter ending December 31, 1998, resulted in profits of $121,000 on sales of $2,463,000, compared to a loss of $138,000 on sales of $2,122,000 for the same quarter of the prior year. Net sales increased 16% over the second quarter of fiscal year 1998 and the increases were in all major product families. Gross margins increased from 43% to 49% due to increasing sales of software-based products as well as proprietary semiconductors. Second quarter operating expenses increased 5% over the same quarter in the prior year. However, engineering and development expense decreased 26% in the second quarter of fiscal 1999 due to unusually high expenditures in the prior year on the OfficeLink2000 project. Sales and marketing expenses increased in the current year as the Company shifted resources to the growing markets for telecommuting and remote access.

For the six months ended December 31, 1998 and 1997, net sales were $5,095,000 and $4,362,000, respectively. Increased sales in all product areas contributed to the overall increase in net sales of 17%. These increases are due to growing acceptance of OfficeLink2000, new applications for the Company's line sharing products, and increasing sales of the Company's proprietary semiconductors.
Each of these areas had increased gross margins as well as increased sales, which resulted in an improvement in the Company's overall gross margin to 49% from 43% in the prior year. Operating expenses increased 5% over the first six months of the prior year. This reflects a 31% decrease in engineering as development projects were completed and an increase of 25% in sales, and general and administrative expenses in support of the introduction of these new products to the marketplace.

At December 31, 1998, approximately $12,227,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of approximately $290,000 and $753,000, respectively, available to offset future income tax liabilities through 2000. Of this amount, $860,000 expires (to the extent not utilized) at June 30, 1999. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.

The Company has implemented a Year 2000 project to address potential problems which may arise from the use of two digits rather than four to define the year in some computer programs. This is an issue which substantially all users of automated data processing and information systems are faced. Management has completed its review of the Company's products and has determined them to be Year 2000 ready. The evaluation and testing of the Company's internal systems is underway and approximately 60% complete with a goal of completion by the end of fiscal 1999. Management does not expect that the cost of its Year 2000 project will be material to its financial condition or results of operations or that its business will be adversely affected in any material respect. Nevertheless, becoming Year 2000 ready is dependent upon many factors, some of which are not completely within the Company's control.

Should either the Company's internal systems or the systems of one or more significant suppliers fail the Company's business and its results of operations could be adversely affected and, as a result, a contingency plan is being prepared.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $341,000 of cash on hand at December 31, 1998, and no borrowings outstanding on its line of credit. The Company's working capital position is $2,103,000 an improvement over the prior year of 43%.

In August 1998 Richard Soshea, Chief Executive Officer of the Company, exercised options to purchase 400,000 shares of common stock at $.51 per share, which provided the Company with $204,000 in cash for use in its operations.

Management has renewed its lease agreement on its headquarters facility in Bothell, Washington, through February 2004. The lease renewal provides for the elimination of excess square footage in the factory and results in lower rent expense. The change will contribute to reduced overhead costs beginning February 1999.

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

              None

     Item 3.  DEFAULTS UPON SENIOR SECURITIES

              None

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company's Annual Meeting of Shareholders was held on October 29, 1998. Out of 6,006,796 shares of common stock entitled to vote at the meeting, there were present in person or by proxy 3,814,954 shares. Out of 1,075,641 shares of preferred stock entitled to vote at the meeting, there were present in person or by proxy 548,481 shares.

              (a)  To elect directors:


                           For         Against           Abstain      Not Voted
                          -----------------------------------------------------
               Common     3,756,771     58,183              0         2,191,842
               Preferred    548,481          0              0           527,160


               (b) To approve an amendment to the Corporation's 1992 Stock Option Plan increasing the number of shares of common stock upon the exercise of stock options granted thereunder.


                           For         Against           Abstain      Not Voted
                          -----------------------------------------------------
               Common      3,643,235    112,517          59,202       2,191,842
               Preferred     542,826      1,398           4,257         527,160


               (c) To ratify the appointment of PricewaterhouseCoopers LLP as auditors for the current fiscal year.


                           For         Against           Abstain      Not Voted
                          -----------------------------------------------------
               Common      3,750,363     4,000           60,591       2,191,842
               Preferred     547,885       596                0         527,160



     Item 5.   OTHER INFORMATION

               None

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            TELTONE CORPORATION
                                            (Registrant)




Date    January 28, 1999                    By  /s/ RICHARD W. SOSHEA
     ---------------------------               --------------------------
                                               Richard W. Soshea
                                               President & Chief Executive
                                               Officer



Date    January 28, 1999                    By  /s/ DEBRA L. GRIFFITH
     ---------------------------               --------------------------
                                               Debra L. Griffith
                                               Vice President Finance &
                                               Chief Financial Officer