Form 10QSB
period 1999-03-31
TELTONE CORP
filed 1999-04-26
CIK 96890

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10Q-SB

               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       March 31,1999
                               -------------------------------------------------
                                       OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES ACT OF 1934


For the transition period from                       to
                               ---------------------    ------------------------
Commission file number          0-11275
                       --------------------------------------------------------


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

                 (425) 487-1515
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                               Yes   X        No
                                 ------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         6,006,796 shares of common stock outstanding as of April 26, 1999.

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS


                               TELTONE CORPORATION
                                 BALANCE SHEETS

                                                                                     March 31              June 30
                                                                                         1999                 1998
ASSET                                                                              (Unaudited)
------------------------------------------------------------------------------------------------------------------
Current assets
      Cash and cash equivalents...............................................   $    221,375        $    304,875
      Trade accounts receivable (net of allowance for
         doubtful accounts of  $52,223 and $34,289)...........................      1,740,157           1,391,004
      Inventories
         Raw materials........................................................        502,922             489,133
         Work in process......................................................         73,139             157,168
         Finished goods.......................................................        456,126             402,060
                                                                                 ------------        ------------
                           Total inventories..................................      1,032,187           1,048,361
      Other current assets ...................................................        107,799              14,574
                                                                                 ------------        ------------
                           Total current assets...............................      3,101,518           2,758,814
                                                                                 ------------        ------------
Property, plant and equipment - at cost.......................................      2,568,510           2,448,646
         Less accumulated depreciation........................................     (2,293,564)         (2,197,586)
                                                                                 ------------        ------------
                           Property, plant and equipment - net................        274,946             251,060
                                                                                 ------------        ------------

TOTAL........................................................................    $  3,376,464        $  3,009,874
                                                                                 ------------        ------------
                                                                                 ------------        ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current liabilities
      Accounts payable - trade................................................   $    302,576        $    587,199
      Accrued compensation and benefits.......................................        495,561             369,696
      Accrued warranty expense................................................         51,085              35,510
      Other accrued expenses..................................................        128,328             101,620
                                                                                 ------------        ------------
      Total current liabilities...............................................        977,550           1,094,025
                                                                                 ------------        ------------

Stockholders' equity
         Convertible preferred stock - no par value; authorized 6,000,000 shares; 1,075,641 shares issued and outstanding
           ($2,151,282 liquidation preference; or $2.00 per share)............      2,063,149           2,063,149
         Common stock - no par value; authorized 20,000,000 shares;
           6,006,796 and 5,606,796 shares issued and
         outstanding, respectively............................................      3,202,685           2,998,685
      Accumulated deficit.....................................................     (2,866,920)         (3,145,985)
                                                                                 ------------        ------------
         Stockholders' equity................................................       2,398,914           1,915,849
                                                                                 ------------        ------------

TOTAL.........................................................................   $  3,376,464        $  3,009,874
                                                                                 ------------        ------------
                                                                                 ------------        ------------

               TELTONE CORPORATION


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months                        Nine Months
                                                            Ended March 31                      Ended March 31
                                                            1999           1998              1999             1998
------------------------------------------------------------------------------------------------------------------
Net sales........................................  $   2,542,529    $    2,417,257    $    7,637,370    $   6,779,132
Cost of goods sold...............................      1,261,754         1,309,264         3,849,797        3,816,515
                                                   -------------    --------------    --------------    -------------

Gross margin on sales............................      1,280,775         1,107,993         3,787,573        2,962,617
                                                   -------------    --------------    --------------    -------------

Operating expenses
      Selling, general and administrative........        982,108           757,110         2,747,287        2,173,095
      Engineering and development................        249,731           204,492           762,910          952,825
                                                   -------------    --------------    --------------    -------------

                  Total operating expenses.......      1,231,839           961,602         3,510,197        3,125,920
                                                   -------------    --------------    --------------    -------------

Income (loss) from operations....................         48,936           146,391           277,376         (163,303)

Other (expense) income...........................         (1,121)          (14,659)            1,689          (31,565)
                                                   -------------    --------------    --------------    -------------

Income (loss) before tax provision...............         47,815           131,732           279,065         (194,868)
                                                   -------------    --------------    --------------    -------------

Income (loss) tax provision .....................              -                 -                 -                -
                                                   -------------    --------------    --------------    -------------

Net income (loss)................................  $      47,815    $      131,732    $      279,065    $    (194,868)
                                                   -------------    --------------    --------------    -------------
                                                   -------------    --------------    --------------    -------------

Basic net income (loss) per common share.........  $         .01    $          .02    $          .04    $        (.03)
                                                   -------------    --------------    --------------    -------------
                                                   -------------    --------------    --------------    -------------
Diluted net income (loss) per common and
      common equivalent share....................  $         .01    $          .02    $          .04    $        (.03)
                                                   -------------    --------------    --------------    -------------
                                                   -------------    --------------    --------------    -------------

Average common shares (including
      preferred) outstanding:....................      7,082,410         6,682,437         7,082,410        6,682,437

Average common and common
      equivalent shares outstanding..............      7,163,955         6,927,437         7,110,540        6,682,437


                               TELTONE CORPORATION


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Nine Months
                                                                                                Ended March 31
                                                                                            1999              1998
------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss)...............................................................      $  279,065       $ (194,868)
Adjustments to reconcile net income (loss) to cash (used for)
    provided by operating activities:
      Depreciation..............................................................          95,978          107,635
Changes in:
      Trade accounts receivable.................................................        (349,153)         (44,409)
      Inventories...............................................................          16,174          305,456
      Accounts payable and accrued liabilities..................................        (116,475)         (87,450)
      Other.....................................................................         (93,225)         (39,453)
                                                                                      ----------       ----------

                           Cash (used for) provided by operating activities.....        (167,636)          46,911

Cash flows investing activities:
      Investment in property, plant and equipment...............................        (119,864)         (84,766)
                                                                                      ----------       ----------

                           Cash used by investing activities....................        (119,864)         (84,766)

Cash flows from financing activities:
      Note payable to bank......................................................                         (200,000)
      Employee stock purchases..................................................         204,000                -
                                                                                      ----------       ----------

                           Cash provided by (used for) financing activities.....         204,000         (200,000)
                                                                                      ----------       ----------

Decrease in cash and equivalents................................................         (83,500)        (237,855)
Cash and cash equivalents, beginning of period..................................         304,875          530,074
                                                                                      ----------       ----------
Cash and cash equivalents, end of period........................................      $  221,375       $  292,219
                                                                                      ----------       ----------
                                                                                      ----------       ----------

                                TELTONE CORPORATION



NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)



1.   STOCKHOLDERS' EQUITY

     The Company has two active stock option plans. The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 1,050,000 common shares to key employees of the Company. Of this total, options to purchase 905,000 shares of common stock are outstanding and 37,750 shares remain available for grant. The Nonemployee Directors Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant. All options are granted at the fair market value of the stock on the date of grant and vest over a four-year period. The maximum term of an option may not exceed six years.



2.   FEDERAL INCOME TAX

     At March 31, 1999, approximately $12,179,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $290,000 and $753,000, respectively, available to offset future income tax liabilities through 2000. Of this amount, $860,000 expires (to the extent not utilized) at June 30, 1999. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.



3.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will be required to adopt SFAS No. 131 as of June 30, 1999. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its reported financial position or results of operations.

The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the period ending March 31, 1999, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1998, audited financial statements.

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

RESULTS OF OPERATIONS

The third fiscal quarter ending March 31, 1999, resulted in profits of $48,000 on sales of $2,543,000, compared to profits of $132,000 on sales of $2,417,000 for the same quarter of the prior year. Net sales increased 5% over the third quarter of fiscal year 1998 driven by the increasing market acceptance of the
Company's OfficeLink2000 telecommuting product.   Gross margins increased from
46% to 50% due to increasing sales of software-based products as well as proprietary semiconductors. Third quarter operating expenses increased 28% over the same quarter in the prior year as the Company continued to invest in the growing markets for telecommuting and remote access which resulted in lower profits.

For the nine months ended March 31, 1999 and 1998, net sales were $7,637,000 and $6,779,000, respectively. Increased sales in all product areas contributed to the overall increase in net sales of 13%. These increases are due to growing acceptance of OfficeLink2000, new applications for the Company's line sharing products, and increasing sales of the Company's proprietary semiconductors.
Each of these areas had increased gross margins as well as increased sales, which resulted in an improvement in the Company's overall gross margin to 50% from 44% in the prior year. Operating expenses increased 12% over the first nine months of the prior year. This reflects a 20% decrease in engineering as development projects were completed and an increase of 26% in sales, and general and administrative expenses in support of the introduction of these new products to the marketplace. This resulted in a return to profitability in the current year of $279,000 for the nine months ended March 31, 1999, compared to a loss in the same period of the prior year of $195,000.

At March 31, 1999, approximately $12,179,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of approximately $290,000 and $753,000, respectively, available to offset future income tax liabilities through 2000. Of this amount, $860,000 expires (to the extent not utilized) at June 30, 1999. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.

The Company has implemented a Year 2000 project to address potential problems which may arise from the use of two digits rather than four to define the year in some computer programs. This is an issue which substantially all users of automated data processing and information systems are faced. Management has completed its review of the Company's products and has determined them to be Year 2000 ready. The evaluation and testing of the Company's internal systems is underway and approximately 80% complete with a goal of completion by the end of fiscal 1999. Management does not expect that the cost of its Year 2000 project will be material to its financial condition or results of operations or that its business will be adversely affected in any material respect. Nevertheless, becoming Year 2000 ready is dependent upon many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the systems of one or more significant suppliers fail, the Company's business and its results of operations could be adversely affected and, as a result, a contingency plan is being prepared.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $221,000 of cash on hand at March 31, 1999, and no borrowings outstanding on its line of credit.

In August 1998 Richard Soshea, Chief Executive Officer of the Company, exercised options to purchase 400,000 shares of common stock at $.51 per share, which provided the Company with $204,000 in cash for use in its operations.

Management has renewed its lease agreement on its headquarters facility in Bothell, Washington, through February 2004. The lease renewal provides for the elimination of excess square footage in the factory and resulted in lower rent expense beginning February 1999.

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

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         TELTONE CORPORATION
                                         (Registrant)




Date    April 26, 1999                   By /s/ RICHARD W. SOSHEA
     -------------------------------        -------------------------------
                                            Richard W. Soshea
                                            President & Chief Executive Officer




Date   April 26, 1999                    By /s/ DEBRA L. GRIFFITH
     -------------------------------        -------------------------------
                                            Debra L. Griffith
                                            Vice President Finance & Chief
                                            Financial Officer