Form 10KSB
period 1999-06-30
TELTONE CORP
filed 1999-09-24
CIK 96890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended   June 30, 1999
                         -------------------------------------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________________________
         Commission file number         0-11275
                                -------------------------

                               TELTONE CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

      WASHINGTON                                        91-0839067
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 22121 - 20th Avenue SE, Bothell, WA                     98021
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:         (425) 487-1515
                                                --------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
              Title of each class                        which registered
              -------------------                        ----------------
                                      None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock without par value
--------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                  Yes   X        No
                                                      ----

     Check if there is no disclosure of delinquent filers in response to Item 405 if Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year.     $10,360,530
                                                                --------------

     State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.)                                       $3,051,000
                                                                 -------------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

      6,096,296 shares of common stock outstanding as of September 7, 1999.
---------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
         List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and
(3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

(1) PROXY STATEMENT DATED SEPTEMBER 27, 1999 FOR USE IN CONNECTION WITH THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON NOVEMBER 4, 1999. (PART III, ITEM 9, (DIRECTORS ONLY) AND ITEMS 10, 11, AND 12).

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

INDUSTRY BACKGROUND

The telecommunications market has been changing dramatically and the rate of change is accelerating. These changes have been driven by new computer and telephony technologies, by deregulation, and by the Internet. This dynamic and competitive environment provides many new opportunities for Teltone's product lines. The telecommuting and equipment products are sold primarily in North America to utilities, telecom carriers, and end users, both large and small. The component products are sold to telecom original equipment manufacturers (OEMs) throughout the world.

PRODUCTS

TELECOMMUTING SOLUTIONS

The concept of telecommuting or telework is the movement among businesses to allow employees to work from home or other remote locations, eliminating the daily round trip from home to workplace. Telecommuting is enjoying increasing acceptance as businesses are encouraged to share in the reduction of traffic congestion and energy consumption. Teltone currently offers two solutions, OfficeLink 2000 and OfficeLink I, for telecommuting, both of which extend the features and functions of the central-site telephone system to remote workers, enabling them to work as productively as they do in the office.

The OfficeLink 2000 telecommuting solution is targeted to call center remote agents and corporate telecommuters. OfficeLink 2000 provides remote workers with the full functionality of digital phonesets on the Windows-R- PC Platform, without requiring costly extra hardware at the remote location. Communications systems manufactured by Lucent, Nortel, and Siemens Business Communications are now supported by the OfficeLink 2000.

The OfficeLink I is a single-user solution which gives home workers an analog connection to centrally located phone systems. It enables companies to begin telecommuting right away with a minimal investment.

TELECOM EQUIPMENT

Teltone is a market leader in telecommunications test and demonstration products. Our portable Telephone Line Simulators provide extensive PBX and telephone central office functionality for testing, training, and demonstration of telecommunications equipment, without installing costly phone lines. The TLS-5C, introduced in fiscal 1996, incorporates caller identification in call waiting and several other new product features. The latest member of this family, the Telephone Line Emulator (TLE), is a sophisticated emulator that is targeted for product development and product test applications. The TLE basic unit includes programmable attenuation and impedance as well as Type 2/3 Caller ID. In addition, software modules are available that allow users to perform a variety of more advanced test operations, emulation of international call progress, dial tones, and international caller ID, and automated testing. The TLE is also CE marked to enable sales in Europe.

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

Teltone is a market leader in call progress detection, offering this critical function both as part of industry-standard single-function devices (such as our new, low-power 3V/5V M-980-02) and integrated with DTMF reception and generation functions in our industry-standard M-8880 and M-8888 devices. In addition, Teltone has a new line of 3V/5V precise call progress detection devices (M-981-02, M-982-02 and M-984-02) that allow customers to rapidly determine precisely which call progress signal is present without waiting for several cycles. All these receivers are used in equipment that connects to the telephone network worldwide, such as computer-telephone equipment, automatic dialers, voice mail and pay phone systems. The M-991 tone generator is used extensively by manufacturers of wireless switches, simulators and test equipment.

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

A SOURCE FOR CUSTOM SOLUTIONS

Teltone's engineering expertise and customer-oriented focus allow it to rapidly respond to its customers' requests for changes to standard products or for new product designs. Teltone's engineering staff has a thorough understanding of telephone network interface technology, analog and digital applications, regulatory requirements, and computer interface technologies. These skills have often been brought to bear to create a unique solution customized to precisely match the customer's requirements.

MARKETING, SALES, AND DISTRIBUTION

TELECOM EQUIPMENT AND TELECOMMUTING PRODUCTS

Teltone's products for end user businesses are sold directly, through specialized distributors, or through value added resellers (VARs). The OfficeLink 2000 is sold directly, through VARs, and through Lucent Technologies, Inc.

The power utilities in North America are served primarily through a network of manufacturers' representatives. The SLSS and other utility products are usually delivered directly to these customers with no distributors involved. Starting in fiscal 1998, some international utilities were supplied with SLSS through specialized distributors.

Products are promoted through magazine articles and advertising, direct mail, telephone sales, and through the website www.teltone.com. Product and sales support are provided from Teltone's Bothell, WA, facility.

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

Teltone's component business to OEMs, though not supported by in-house manufacturing, has been able to compete successfully in the marketplace because of the value added by the Company's proprietary products, customer service and applications support for its component products. Less than 25% of Teltone's component business is expected to be subject to direct competition.

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

RESEARCH AND DEVELOPMENT

The telecommunications industry is subject to continuous technological changes. Thus, well positioned new products that solve problems for customers are essential to Teltone's ability to grow. In fiscal 1999 the Company spent $1,019,000 or approximately 10% of each sales dollar on product development. In 1998, product development spending was $1,147,000 or approximately 13%. Management of the Company expects to spend approximately 11% of sales on product development in fiscal 2000.

CUSTOMER SERVICE AND SUPPORT

Responsive customer service and field support are important in the customer's decision to buy the Company's products, often at a premium over competitive products. Field service personnel are located at the Company's facilities in Bothell, WA.

BACKLOG

At June 30, 1999, backlog totaled $530,000 compared to $746,000 at June 30, 1998. Teltone's experience is that most customers normally order Company products on an "as needed" basis.

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

EMPLOYEES

As of June 30, 1999, the Company employed 64 persons. On such date, 24 employees were engaged in production, 12 in engineering, 19 in sales, marketing, and service, and 9 in administrative functions. The Company believes its relations with its existing employees to be excellent. None of the Company's employees are represented by a labor union.

SEASONALITY

No material portion of the business of the Company is regarded as seasonal.

ITEM 2.   PROPERTIES

Teltone's corporate headquarters are located approximately fifteen miles northeast of Seattle in Bothell, WA. The leased headquarters building provides 47,000 square feet of floor space for the manufacturing, product development, marketing, sales, quality control, and administrative functions of the Company.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various contractual and warranty liability cases and claims which are considered normal to its business. In the opinion of management, these claims, when concluded, will not have a material adverse impact on the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

               Teltone stock is traded on the NASD electronic OTC Bulletin Board under the symbol TTNC. The Board of Directors has adopted a policy of retaining all earnings to fund business development and growth, and as a result does not declare dividends.

          Following are the Company's high and low sales prices by quarter for the fiscal years ended June 30, 1999 and 1998:



          Fiscal Year 1999                            High              Low
          ------------------------------------------------------------------
          Quarter ended September 30, 1998            $.63              $.50
          Quarter ended December 31, 1998             $.63              $.28
          Quarter ended March 31, 1999                $.50              $.28
          Quarter ended June 30, 1999                 $.56              $.31


          Fiscal Year 1998                            High              Low
          ------------------------------------------------------------------
          Quarter ended September 30, 1997            $.22              $.18
          Quarter ended December 31, 1997             $.63              $.13
          Quarter ended March 31, 1998                $.34              $.19
          Quarter ended June 30, 1998                 $.69              $.32


          There were 869 common shareholders and 133 preferred shareholders as of September 7, 1999.

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

1999 VS. 1998

For the years ended June 30, 1999 and 1998, net sales were $10,361,000 and $9,049,000, respectively. Increased sales in all product areas contributed to the overall increase in net sales of 14%. These increases are due to growing acceptance of OfficeLink 2000, new applications for the Company's line sharing products, and increasing sales of the Company's proprietary semiconductors. Each of these areas had increased gross margins as well as increased sales, which resulted in an improvement in the Company's overall gross margin to 50% from 44% in the prior year. Operating expenses increased 17% over the prior year. This reflects an 11% decrease in engineering as the semiconductor development projects were completed and an increase of 28% in sales, and general and administrative expenses in support of the introduction of the new OfficeLink 2000 product to the marketplace. This resulted in a return to profitability in the current year of $442,000, compared to a loss in the prior year of $155,000.

At June 30, 1999, approximately $12,230,000 in net operating loss carryforwards were available to offset future taxable income and will expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also had investment tax credit as well as research and development tax credit carryforwards of approximately $290,000 and $753,000, respectively, available to offset future income tax liabilities through 2000. Of this amount, approximately $860,000 expired at June 30, 1999. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore there is uncertainty regarding future taxable income.

1998 VS. 1997

Net sales for 1998 were $9,049,000 reflecting a 10% decrease when compared to $10,053,000 for 1997. This decrease was due to a 31% reduction in sales of lower margin integrated circuits, partially offset by a 3% increase in higher gross margin telephone line simulator and emulator products. Gross margin increased to 44% of net sales in 1998 compared to 39% in 1997. Operating expenses increased 5% in 1998 due to increased investment in engineering and development projects to pursue the computer-telephony integration market
(CTI) as well as the cost reduction of certain integrated circuits. Interest expense was reduced 70% to $18,000 due to the paydown of the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit agreement for $1,500,000, renewable in July 2000. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of June 30, 1999, there were no borrowings outstanding under this line. The Company had cash on hand at June 30, 1999, of $781,000.

Management has renewed its lease agreement on its headquarters facility in Bothell, Washington, through February 2004. The lease renewal provided for the elimination of excess square footage in the factory and resulted in lower rent expense beginning February 1999.

The Company invested $260,000 in capital equipment in 1999 compared to $103,000 in 1998. This increase was due to investments made in the Company's internal communications systems as well as leasehold improvements associated with the new building lease. The Company does not anticipate any significant change in the level of capital expenditures from 1999 to 2000.

In August 1998, options to purchase 400,000 shares of common stock were exercised at $.51 per share, which provided the Company with $204,000 in cash for use in its operations.

Cash on hand, and cash generated from operations, sale of common shares, as well as the line of credit should enable the Company to meet its operating and working capital needs during the next twelve months.

The Company has implemented a Year 2000 project to address potential problems which may arise from the use of two digits rather than four to define the year in some computer programs. This is an issue which substantially all users of automated data processing and information systems face. Management has completed its review of the Company's products and has determined them to be Year 2000 ready. In addition, Management has completed the evaluation and testing of the Company's internal systems and is in the process of making the necessary adjustments to become Year 2000 ready. Management does not expect that the cost of its Year 2000 project will be material to its financial condition or results of operations or that its business will be adversely affected in any material respect. Nevertheless, becoming Year 2000 ready is dependent upon many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the systems of one or more significant suppliers fail, the Company's business and its results of operations could be adversely affected and, as a result, a contingency plan is in place which includes the purchase of certain safety stock of inventory should production delays be experienced.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 on July 1, 1998. The Company has determined that it does not have any separately reportable business or geographic segments.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPORTING DATA

         SELECTED FINANCIAL DATA

For the five years ended June 30, 1999


In thousands except share and per share data          1999            1998             1997             1996             1995
--------------------------------------------          ----            ----             ----             ----             ----

OPERATIONS
      Net sales ..............................     $    10,361     $     9,049      $    10,053      $     9,471     $     9,176
      Gross margin ...........................           5,198           3,940            3,950            4,202           4,261
      Net income (loss) ......................             442            (155)             (42)             377             405

---------------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA
      Basic net income (loss) per common
         share outstanding ...................     $       .06     $      (.02)     $      (.01)     $       .06     $       .06
      Average common shares (including
         preferred) outstanding ..............       7,036,383       6,682,437        6,666,937        6,651,437       6,562,230
      Diluted net income (loss) per common and
         common equivalent share outstanding .     $       .06     $      (.02)     $      (.01)     $       .05     $       .06
      Average common and common equivalent
         shares outstanding ..................       7,119,825       6,682,437        6,666,937        7,201,784       6,679,253

---------------------------------------------------------------------------------------------------------------------------------

OTHER FINANCIAL INFORMATION
      Cash and short-term cash investments ...     $       781     $       305      $       530      $       148     $        60
      Working capital ........................           2,216           1,665            1,777            1,805           1,314
      Property, plant, and equipment - net ...             383             251              294              297             369
      Total assets ...........................           3,729           3,010            3,523            3,652           3,606
      Long-term liabilities ..................              37               -                -                -               -
      Stockholders' equity ...................           2,562           1,916            2,071            2,102           1,684

---------------------------------------------------------------------------------------------------------------------------------

OTHER STATISTICS
      Current ratio ..........................        3.0 to 1        2.5 to 1         2.2 to 1         2.2 to 1        1.7 to 1
     Number of employees at end of year ......              64              58               62               65              60


                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Teltone Corporation


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Teltone Corporation at June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Seattle, Washington
July 23, 1999

STATEMENTS OF OPERATIONS

For the two years ended June 30, 1999



                                                                    1999              1998
                                                        ----------------------------------
Net sales .............................................     $ 10,360,530      $  9,049,191
Cost of goods sold ....................................        5,163,012         5,109,301
                                                            ------------      ------------
Gross margin ..........................................        5,197,518         3,939,890
Operating expenses:
      Selling, general, and administrative ............        3,748,132         2,922,122
      Engineering and development .....................        1,018,986         1,147,461
                                                            ------------      ------------
                                                               4,767,118         4,069,583
                                                            ------------      ------------
Income (loss) from operations .........................          430,400          (129,693)
                                                            ------------      ------------
Other expense:
Interest income (expense)  - net ......................            1,290           (18,455)

Other income (expense) - net ..........................           10,024            (6,747)
                                                            ------------      ------------
                                                                  11,314           (25,202)

Income tax provision ..................................                -                 -
                                                            ------------      ------------
Net income (loss) .....................................     $    441,714      $   (154,895)
                                                            ============      ============

Basic net income (loss) per common share outstanding ..     $        .06      $       (.02)
                                                            ============      ============
Average common shares (including preferred) outstanding        7,036,383         6,682,437
                                                            ------------      ------------

Diluted net income (loss) per common and common
      equivalent shares outstanding ...................     $        .06      $       (.02)
                                                            ============      ============
Average common and common equivalent
      shares outstanding ..............................        7,119,825         6,682,437
                                                            ------------      ------------


See accompanying Notes to Financial Statements.

BALANCE SHEETS

For the two years ended June 30, 1999 and 1998



ASSETS                                                                      1999             1998
-------------------------------------------------------------------------------------------------
Current assets
      Cash .....................................................     $   780,590      $   304,875
      Trade accounts receivable (net of allowance for
         doubtful accounts of $35,260 and $34,289) .............       1,583,099        1,391,004
      Inventories (net of allowance for obsolescence of
         $183,946 and $269,000)
         Raw materials .........................................         413,326          489,133
         Work in process .......................................          61,818          157,168
         Finished goods ........................................         430,054          402,060
                                                                     -----------      -----------
                  Total inventories ............................         905,198        1,048,361
      Other current assets .....................................          76,873           14,574
                                                                     -----------      -----------
                  Total current assets .........................       3,345,760        2,758,814
Property, plant, and equipment - at cost .......................       2,702,764        2,448,646
      Less accumulated depreciation ............................      (2,319,958)      (2,197,586)
                                                                     -----------      -----------
                  Property, plant, and equipment - net .........         382,806          251,060
                                                                     -----------      -----------
TOTAL ..........................................................     $ 3,728,566     $  3,009,874
                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Current liabilities
      Accounts payable - trade .................................     $   420,313      $   587,199
      Accrued compensation and benefits ........................         562,682          369,696
      Accrued warranty expense .................................          52,483           35,510
      Other accrued expenses ...................................          64,830          101,620
      Note payable - current portion ...........................          29,384
                                                                     -----------       ----------
         Total current liabilities .............................       1,129,692        1,094,025

Note payable - long-term portion ...............................          37,311

Commitments:  Notes 2

Stockholders' equity
      Convertible preferred stock - no par value, authorized
         6,000,000 shares; 1,072,641 and 1,075,641 shares
         issued and outstanding in 1999 and 1998, respectively
         ($2,145,282 and $2,151,282 liquidation
         preference; or $2 per share) ............................     2,057,149        2,063,149
      Common stock - no par value; authorized 20,000,000 shares;
         6,009,796 and 5,606,796 shares issued and outstanding
         in 1999 and 1998 ......................................       3,208,685        2,998,685
      Accumulated deficit ......................................      (2,704,271)      (3,145,985)
                                                                     -----------      -----------
      Stockholders' equity .....................................       2,561,563        1,915,849
                                                                     -----------      -----------
TOTAL ..........................................................     $ 3,728,566      $ 3,009,874
                                                                     ===========      ===========


See accompanying Notes to Financial Statements.

STATEMENTS OF CASH FLOWS

For the two years ended June 30, 1999


                                                                  1999           1998
                                                          ---------------------------
Operating activities:
Net income (loss) ......................................     $ 441,714      $(154,895)

      Adjustments to reconcile net income (loss) to cash
         provided by operating activities:
         Depreciation ..................................       123,471        145,660
         Loss on disposal of property ..................         4,539
      Change in:
         Trade accounts receivable .....................      (192,095)       (75,185)

         Inventories ...................................       143,163        300,732
         Accounts payable and accrued liabilities ......         6,283         41,759
         Other current assets ..........................       (62,299)        19,348
                                                             ---------      ---------
      Cash provided by operating activities ............       464,776        277,419
Investing activities:
         Investment in property, plant, and equipment ..      (259,756)      (102,618)
                                                             ---------      ---------
      Cash used by investing activities ................      (259,756)      (102,618)

Financing activities:
         Gross borrowings on note payable ..............        66,695
         Net repayments of notes payable to bank .......                     (400,000)

         Employee stock sales, net .....................       204,000
                                                             ---------      ---------
      Cash provided by (used by) financing activities ..       270,695       (400,000)
                                                                            ---------
Increase (decrease) in cash ............................       475,715       (225,199)

Cash, beginning of year ................................       304,875        530,074
                                                             ---------      ---------
Cash, end of year ......................................     $ 780,590      $ 304,875
                                                             =========      =========


                Supplemental Disclosure of Cash Flow Information

Interest paid during 1999 and 1998 was $4,066 and $18,503, respectively.

See accompanying Notes to Financial Statements.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the two years ended June 30, 1999




                                            Convertible
                                          Preferred Stock            Common Stock
                                        --------------------     --------------------    Accumulated
                                         Shares       Amount      Shares       Amount      Deficit         Total
-------------------------------------------------------------------------------------------------------------------
Balance June 30, 1997...............  1,075,641   $2,063,149   5,606,796   $2,998,685    $(2,991,090)    $2,070,744
Net loss ...........................                                                        (154,895)      (154,895)
                                      ---------   ----------   ---------   ----------    -----------     ----------
Balance June 30, 1998...............  1,075,641    2,063,149   5,606,796    2,998,685     (3,145,985)     1,915,849
Issuance of common stock
      under employee stock
      option plan...................                             400,000      204,000                       204,000
Conversion of preferred
      stock into common stock.......     (3,000)      (6,000)      3,000        6,000
Net income..........................                                                        441,714        441,714
                                      ---------   ----------   ---------   ----------    -----------     ----------
Balance June 30, 1999...............  1,072,641   $2,057,149   6,009,796   $3,208,685    $(2,704,271)    $2,561,563
                                      =========   ==========   =========   ==========    ===========     ==========



See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
Teltone Corporation designs, manufactures, and sells specialty electronic telecommunications equipment, software, and components to a variety of business end users and original equipment manufacturers internationally. Customers are primarily located in North America, Asia, and Western Europe.

REVENUE RECOGNITION
Revenue from product sales is recognized at the time of shipment. Estimated sales returns are netted against sales to obtain net sales and are not material. In accordance with Statement of Position 97-2, "Software Revenue Recognition," revenue from software sales is recognized when earned, after any right of return clauses expire. Payments received in advance of revenue recognition are recorded as a deferred revenue liability until earned.

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

NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share is based on the weighted average number of common shares and convertible preferred shares outstanding during the year. Common equivalent shares, including warrants and stock options, are included in the calculation of diluted earnings per common and common equivalent shares to the extent that they are dilutive and are excluded to the extent they are antidilutive. During the year ended June 30, 1998, the Company had stock options and warrants which were not included in the computation of net loss per share because the impact would have been antidilutive.

A reconciliation of the number of average common shares outstanding to the number of average common and common equivalent shares outstanding is as follows:


                                                                          1999           1998
                                                                       -----------    -----------
         Average common shares (including preferred) outstanding       7,036,383        6,682,437
         Dilutive effect of warrants and stock options                    83,442
                                                                       ---------        ---------
         Average common and common equivalent shares outstanding       7,119,825        6,682,437



CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. None of the Company's customers account for more than 10% of accounts receivable or net sales as of June 30, 1999 and 1998, and for the years then ended. The Company maintains an allowance for doubtful accounts based upon its historical experience and the expected collectibility of all accounts receivable. Credit losses to date have been within the Company's estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, trade accounts receivable, accounts payable trade, accrued compensation and benefits, and other accrued expenses approximate their fair value because of the short-term maturity of these instruments. The carrying amount of the note payable approximates its fair value based on interest rates currently available to the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 on July 1, 1998. The Company has determined that it does not have any separately reportable business or geographic segments.

2.   LEASE COMMITMENTS

The Company leases its headquarters facility under an operating lease agreement. Future minimum lease payments for the years ending June 30 are as follows:


                           2000        $577,838
                           2001         614,768
                           2002         628,338
                           2003         647,336
                           2004         377,613
                                    -----------
                                     $2,845,893
                                    ===========


Operating lease expenses were $564,314 in 1999 and $608,405 in 1998.

3.   LINE OF CREDIT

The Company has a line of credit agreement with a bank for the lesser of $1,500,000 or an amount calculated based on 75% of eligible domestic and 60% of eligible foreign accounts receivable. The line is renewable in July 2000, is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets, and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. The line of credit bears interest at prime + 1/2%. As of June 30, 1999, there were no borrowings under this line of credit.

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consist of the following:


                                                            June 30, 1999              June 30, 1998
                                                           --------------              -------------
      Manufacturing and engineering equipment                  $2,612,297                $2,372,024
      Furniture and fixtures                                       85,768                    71,923
      Other                                                         4,699                     4,699
                                                            -------------               ------------
                                                                2,702,764                  2,448,646
      Less accumulated depreciation                            (2,319,958)                (2,197,586)
                                                              -----------                -----------
                                                             $    382,806                $   251,060
                                                             ============                ===========


5.   NOTE PAYABLE

In November 1998, the Company entered into a note payable with Imperial Premium Finance, Inc. for $82,800 at 7.86% to finance an insurance policy. The note is payable in monthly installments of principal and interest through August 2001.


6.   INCOME TAX

Deferred tax assets consist of the following:


                                                            June 30, 1999              June 30, 1998
                                                            -------------              -------------
      Net operating loss carryforwards                         $4,158,000                 $4,300,000
      Depreciation and amortization                               231,000                    251,000
      Tax credits                                                 183,000                  1,043,000
      Inventory reserves                                           63,000                     91,000
      Accrued liabilities                                          83,000                     61,000
      Other                                                        33,000                     39,000
                                                            -------------               ------------
      Deferred tax assets                                       4,751,000                  5,785,000
      Valuation allowance                                      (4,751,000)                (5,785,000)
                                                            -------------               ------------
                                                          $             -            $             -
                                                          ================           ===============


Due to the Company's loss history and therefore uncertainty regarding future taxable income, the Company has established a valuation allowance of $4,751,000 against deferred tax assets. At June 30, 1999, the Company had net operating loss carryforwards of approximately $12,230,000. The carryforwards expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $183,000 available to offset future income tax liabilities through 2000.

The reconciliation of taxes on income at the federal statutory rate to the actual tax expense of $0 is:


                                               June 30, 1999            June 30, 1998
                                               -------------            -------------
      Tax at statutory rate                         $150,183                 $(52,664)

      Tax credits                                    860,000
      Nondeductible items                             23,817                   13,664
      Change in valuation allowance               (1,034,000)                  39,000
                                               -------------             ------------
                                               $           -             $          -
                                               =============            =============


7.   STOCK OPTIONS

The Company has two active stock option plans. The Nonemployee Directors' Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four-year period. The maximum term of an option may not exceed six years.

The Employees Stock Option Plan provides for the grant of options to purchase up to 1,050,000 common shares to key employees of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four-year period. The maximum term of an option may not exceed six years.

The Company accounts for common stock options of the Nonemployee Directors' Stock Option Plan and the Employees Stock Option Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), requires companies who elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of FAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the amounts indicated below:



                                                                                    1999                    1998
                                                                              ----------             -----------
         Net income (loss)                              As reported             $441,714               $(154,895)
                                                        Pro forma                348,989                (213,579)


         Basic net income (loss)
         per common share outstanding                   As reported                 $.06                   $(.02)
                                                        Pro forma                    .05                    (.03)

         Diluted net income (loss) per
         common and common equivalent
         shares outstanding                             As reported                 $.06                   $(.02)
                                                        Pro forma                    .05                    (.03)



The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 126.8% and 127.8% for the years ended June 30, 1999 and 1998, respectively; an expected life of six years in both years, risk-free interest rate ranging from 4.1% to 5.9% for fiscal 1999 and 6.10% to 6.70% for fiscal 1998; no expected dividend payments in either year; and assumed forfeiture rate of 0% in both years. The weighted average fair value of options granted during fiscal 1999 and fiscal 1998 was $.41 and $.24, respectively.

The proforma effect on net income (loss) and net income (loss) per share resulting from the compensation expense attributed to stock options as calculated under FAS 123 may not be representative of the effects on future years as options vest over several years and additional awards may be granted in the future.

The Company's stock option plans are summarized below:


                                                   Employee Stock                        Nonemployee Directors
                                                     Option Plan                           Stock Option Plan
                                         ------------------------------------     ------------------------------------
                                                             Weighted Average                         Weighted Average
Shares under option:                           Shares        Exercise Price        Shares            Exercise Price
                                         -------------    --------------------    -----------     ---------------------
Outstanding at June 30, 1997                  988,000                    $.47        240,000                      $.50
Options granted                               285,000                     .51
Options exercised
Options lapsed                               (191,000)                    .47        (40,000)                      .50
                                            ---------                     ---        -------                       ---
Outstanding at June 30, 1998                1,082,000                     .48        200,000                       .50
Options granted                               319,000                     .57
Options exercised                            (400,000)                    .51
Options lapsed                                (86,000)                    .50
                                              -------                     ---
Balance, June 30, 1999                        915,000                     .49        200,000                       .50
                                             ========                                =======

Available to grant at June 30, 1999            27,750                                120,000

Options exercisable:
     June 30, 1999                            333,750                      .42       162,500                       .50
     June 30, 1998                            632,125                      .47       112,500                       .50



The following table summarizes information about stock options outstanding at June 30, 1999:


                                       Options Outstanding                              Options Exercisable
                      ------------------------------------------------------     -----------------------------------
                                             Weighted
                           Number             Average              Weighted               Number           Weighted
 Range of Exercise     Outstanding at        Remaining              Average           Exercisable at       Average
       Prices             6/30/99         Contractual Life       Exercise Price           6/30/99        Exercise Price
                          -------                                                         -------
Employee Plan
$.28 to $.45              231,000            2 years                 $.36                197,000             $.36
$.47 to $.51              380,000            4 years                 $.50                136,750             $.50
$.53 to $.72              304,000            6 years                 $.58

Director Plan
$.50                      200,000            4 years                 $.50                162,500             $.50


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


PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          EXECUTIVE OFFICERS OF THE REGISTRANT



          NAME AND BUSINESS EXPERIENCE                        AGE          POSITION
          -----------------------------------------------------------------------------------------
          Richard W. Soshea                                   67           President and Chief
          M/A-COM, Inc., 1988-1991                                         Executive Officer
          Harris Corp. & Litton Systems, Inc., 1980-1988                   Effective August 1, 1991
          Hewlett Packard, 1962-1980

          Richard G. Johnson                                  55           Vice President, Operations
          Director of Manufacturing, 1983-1987                             Effective February 25, 1987
          Senior Operations Manager, 1982-1983
          Manufacturing Manager, 1977-1982

          Ray Ma                                              53           Vice President Engineering
          Director of Engineering, 1989-1995                               Effective March 1, 1995
          Engineering Manager, 1976-1989
          Design Engineer, 1972-1976

          Debra L. Griffith                                   40           Vice President Finance and
          Carver Corporation, 1996-1998                                    Chief Financial Officer
          Teltone Corporation, 1983-1996                                   Effective July 20, 1998
          Deloitte Haskins & Sells, 1980-1983

          Mark Blazek                                         35           Vice President Sales & Marketing
          Market Group Manager, 1994-1997                                  Effective June 17, 1997
          GN Netcom, 1988-1994
          Industrial Servo, Inc., 1986-1988

          Peter C. Spratt                                     44           Secretary & General Counsel
          Secretary  1991-1995                                             Effective June 12, 1995
          Preston Gates & Ellis, 1990-1995
          Touche Ross & Co., 1985-1987
          Shidler McBroom Gates & Lucas, 1982-1985



             The remaining information required by this item is incorporated by reference to pages 2 through 4 of the Company's definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on November 4, 1999 (the "Proxy Statement"), which the Company will file with the Commission within 120 days after the end of its 1999 fiscal year. Information regarding executive officers of the Company is included at the end of Part III of this Form 10-KSB.

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

     10.3 Sales agreement covering Kirkland, Washington, property(4)

     10.4 Building sublease covering Kirkland, Washington, property(5)

     10.5 Building lease covering Bothell, Washington, property(6)

     10.6 Teltone Corporation 1992 Stock Option Plan(7)

     21   List of subsidiaries(4)

     23   Consent of Independent Accountants

     27   Financial Data Schedules

     28   Building lease covering Bothell, Washington, property(8)



(1) Incorporated herein by reference to the Corporation's Registration Statement on Form S-8, Commission file 33-29304.
(2) Incorporated herein by reference to the Corporation's Registration Statement on Form S-8, Commission file No. 33-28779.
(3) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1983, Commission file
          No. 0-11275.
(4) Incorporated herein by reference to the Corporation's Registration Statement on Form S-1, Commission file No. 33-1703.
(5) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1987, Commission file
          No. 0-11275.
(6) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, Commission file
          No. 0-11275.
(7) Incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, Commission file
          No. 0-11275.
(8) Incorporated herein by reference to the Corporation's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, Commission file
          No. 0-11275.


B.   Reports on Form 8-K:
          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on September 24, 1999.

                               TELTONE CORPORATION

                             By /s/  Richard W. Soshea
                                ----------------------
                                Richard W. Soshea
                                President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the pursuing persons in the capacities and on the dates indicated:


SIGNATURE                                            TITLE                                 DATE

 /s/  Charles L. Anderson                            Chairman and Director                 September 24, 1999
--------------------------------
Charles L. Anderson

(a)  Principal Executive Officer:


 /s/  Richard W. Soshea                              President and Chief                   September 24, 1999
---------------------------------                    Executive Officer and
Richard W. Soshea                                    Director

(b)  Principal Financial and Accounting Officer:


 /s/ Debra L. Griffith                               Vice President of Finance and         September 24, 1999
---------------------------------------              Chief Financial Officer
Debra L. Griffith


(c)  Other Directors:


 /s/  Tracy S. Storer                                Director                              September 24, 1999
----------------------------------
Tracy S. Storer


 /s/  Charles P. Waite                               Director                              September 24, 1999
-----------------------------------
Charles P. Waite


 /s/  Don C. Wilson                                  Director                              September 24, 1999
-----------------------------------
Don C. Wilson


 /s/  Paul M. Wythes                                 Director                              September 24, 1999
----------------------------------
Paul M. Wythes
