Form 10QSB
period 1999-09-30
TELTONE CORP
filed 1999-11-01
CIK 96890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                SEPTEMBER 30, 1999
                               ----------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934


For the transition period from  ________________________ to ___________________

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


                                 (425) 487-1515
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         6,099,296 shares of common stock outstanding as of September 30, 1999.

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                               TELTONE CORPORATION

                                 BALANCE SHEETS

                                                                                  September 30          June 30
                                                                                          1999             1999
ASSETS                                                                             (Unaudited)
----------------------------------------------------------------------------------------------------------------
Current assets
      Cash ...................................................................     $   584,184       $ 780,590
      Trade accounts receivable (net of allowance for
         doubtful accounts of $9,997 (unaudited) and $35,260).................       1,692,412       1,583,099
      Inventories
         Raw materials........................................................         542,808         413,326
         Work in process......................................................          89,249          61,818
         Finished goods.......................................................         366,191         430,054
                                                                                    ----------      ----------
                           Total inventories..................................         998,248         905,198
      Other current assets ...................................................          79,106          76,873
                                                                                    -----------     -----------
                           Total current assets...............................       3,353,950       3,345,760
Property, plant and equipment - at cost.......................................       2,760,045       2,702,764
         Less accumulated depreciation........................................      (2,348,584)     (2,319,958)
                                                                                    -----------      ----------
                           Property, plant and equipment - net................         411,461         382,806
                                                                                   -----------     -----------

TOTAL.........................................................................     $ 3,765,411     $ 3,728,566
                                                                                   ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

Current liabilities
      Accounts payable - trade................................................     $   517,976     $   420,313
      Accrued compensation and benefits.......................................         502,977         562,682
      Accrued warranty expense................................................          47,185          52,483
      Other accrued expenses..................................................          39,918          64,830
      Note payable - current portion..........................................          29,966          29,384
                                                                                   -----------    ------------
                           Total current liabilities..........................       1,138,022       1,129,692


Note payable - long-term portion..............................................          29,595          37,311


Stockholders' equity
      Convertible preferred stock - no par value; authorized
          6,000,000 shares; 1,069,641 and 1,072,641 shares issued and outstanding    2,051,149       2,057,149
      Common stock - no par value; authorized 20,000,000 shares;
       6,099,296 and 6,006,796 shares issued and outstanding .................       3,243,230       3,208,685
      Accumulated deficit.....................................................      (2,696,585)     (2,704,271)
                                                                                  ------------    ------------
          Stockholders' equity................................................       2,597,794       2,561,563
                                                                                  ------------    ------------

TOTAL.........................................................................    $  3,765,411     $ 3,728,566
                                                                                  ============     ===========


The accompanying notes are an integral part of these financial statements.

                               TELTONE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                September 30
                                                                                            1999          1998
Net sales.....................................................................         $2,671,438   $2,632,096
Cost of goods sold............................................................          1,260,153    1,340,147
                                                                                      -----------   ----------


Gross margin on sales.........................................................          1,411,285    1,291,949
                                                                                      -----------   ----------

Operating expenses
      Selling, general and administrative.....................................          1,097,422      906,238
      Engineering and development.............................................            308,607      274,980
                                                                                      -----------   ----------
      Total operating expenses................................................          1,406,029    1,181,218
                                                                                      -----------   ----------


Income from operations........................................................              5,256      110,731

Other income (expense) - net..................................................              2,430         (538)
                                                                                      -----------   ----------


Income before tax.............................................................              7,686       10,193

Income tax provision..........................................................                  -            -
                                                                                      -----------   ----------


Net income....................................................................        $     7,686   $   110,193
                                                                                      ===========   ===========

Basic net income per common share.............................................        $       .00   $       .02
                                                                                      ===========   ===========

Average common shares (including preferred) outstanding ......................          7,112,712     6,930,410

Diluted net income per common and
    common equivalent share...................................................        $       .00   $       .02
                                                                                      ===========   ===========

Average common and common
    equivalent shares outstanding ............................................          7,597,033     7,192,352


The accompanying notes are an integral part of these financial statements.

ITEM 1.           FINANCIAL STATEMENTS (continued)



                               TELTONE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 September 30
                                                                                             1999          1998
Cash flows from operating activities:
Net income ...................................................................         $    7,686    $ 110,193
Adjustments to reconcile net income to net cash used for
   operating activities:
      Depreciation ...........................................................             28,626       37,500
Changes in:
      Accounts receivable.....................................................           (109,313)     (86,581)
      Inventories.............................................................            (93,050)      14,109
      Accounts payable and accrued items......................................              7,748     (120,754)
      Other assets............................................................             (2,233)     (13,852)
                                                                                       ----------    ---------

                      Cash used for operating activities......................           (160,536)     (59,385)
                                                                                       ----------    ---------

Cash flows from investing activities:
      Investment in property, plant and equipment.............................            (57,281)     (25,988)
                                                                                       ----------    ---------
                      Cash used for investing activities......................            (57,281)     (25,988)
                                                                                       ----------    ---------

Cash flows from financing activities:
      Net repayment of note payable...........................................             (7,134)
      Employee stock sales, net...............................................             28,545      204,000
                                                                                       ----------    ---------

                      Cash provided by financing activities...................             21,411      204,000
                                                                                       ----------    ---------

(Decrease) increase in cash ..................................................           (196,406)     118,627
Beginning of period...........................................................            780,590      304,875
                                                                                       ----------    ---------
End of period.................................................................         $   584,184   $ 423,502
                                                                                       ===========   =========

The accompanying notes are an integral part of these financial statements.


                               TELTONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  STOCKHOLDERS' EQUITY

    The Company has two active stock option plans. The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 1,400,000 common shares to key employees of the Company, of which 350,000 shares are subject to shareholder approval at the November 4, 1999, regularly scheduled shareholders' meeting. Of this total, options to purchase 834,500 shares of common stock are outstanding and 371,750 shares remain available for grant. The Nonemployee Directors Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant. All options are granted at the fair market value of the stock on the date of grant and vest over a four year period. The maximum term of an option may not exceed six years.


2.  FEDERAL INCOME TAX

    At September 30, 1999, approximately $12,222,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $183,000 available to offset future income tax liabilities through 2000. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.


3.   NET INCOME PER SHARE

     Basic net income per common share is based on the weighted average number of common shares and convertible preferred shares outstanding during the year. Common equivalent shares, including warrants and stock options, are included in the calculation of diluted earnings per common and common equivalent shares to the extent that they are dilutive and are excluded to the extent they are antidilutive. During the year ended June 30, 1998, the Company had stock options and warrants which were not included in the computation of net loss per share because the impact would have been antidilutive.

     A reconciliation of the number of average common shares outstanding to the number of average common and common equivalent shares outstanding is as follows:


                                                                                    1999              1998
                                                                            ------------     -------------
         Average common shares (including preferred) outstanding               7,112,712         6,930,410
         Dilutive effect of warrants and stock options                             3,442            61,942
                                                                            ------------     -------------

         Average common and common equivalent shares outstanding               7,597,033         7,192,352


The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ending September 30, 1999, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1999, audited financial statements filed on form 10-KSB.

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

First quarter profits were $8,000 on sales of $2,671,000, compared to profits of $110,000 on sales of $2,632,000 for the first quarter of 1999. Net sales were flat in total but included increasing sales of Remote Voice products offset by expected decreases in the Company's semi-conductor and equipment sales. Gross margins increased from 49% to 53% due to increasing sales of software-based products both in the Remote Voice products as well as in the Test and Demonstration tools.

First quarter operating expenses increased 19% over the same quarter in the prior year as a result of increasing investment in the Remote Voice product offering. This investment was made both in Engineering and in Sales & Marketing which resulted in an increase in the total number of employees to 72 from 64 at June 30, 1999.

At September 30, 1999, approximately $12,222,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also had investment tax credit as well as research and development tax credit carryforwards of approximately $183,000 available to offset future income tax liabilities through 2000. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore there is uncertainty regarding future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit agreement for $1,500,000, renewable in July 2000. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of September 30, 1999, there were no borrowings outstanding under this line. The Company had cash on hand at September 30, 1999, of $584,000.


During the first fiscal quarter of 2000 options to purchase 86,500 shares of common stock were exercised at $.33 per share, which provided the Company with $29,000 in cash for use in its operations.

Cash on hand, and cash generated from operations, sale of common shares, as well as the line of credit should enable the Company to meet its operating and working capital needs during the next twelve months.

MANAGEMENT'S DISCUSSION continued


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



                                       TELTONE CORPORATION
                                       (Registrant)




Date       NOVEMBER 1, 1999             By /s/ RICHARD W. SOSHEA
     ---------------------------------    -------------------------------------
                                           Richard W. Soshea
                                           President & Chief Executive Officer

Date       NOVEMBER 1, 1999             By /s/ DEBRA L. GRIFFITH
     ---------------------------------    --------------------------------------
                                           Debra L. Griffith
                                           Vice President Finance & Chief
                                           Financial Officer