Form 10QSB
period 1999-12-31
TELTONE CORP
filed 2000-02-14
CIK 96890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

          For the transition period from ____________ to ______________
          Commission file number   0-11275
                                 -----------

                               TELTONE CORPORATION

             (Exact name of registrant as specified in its charter)

                WASHINGTON                                     91-0839067
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

      6,099,296 shares of common stock outstanding as of December 31, 1999.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                               TELTONE CORPORATION
                                 BALANCE SHEETS

                                                                       December 31         June 30
                                                                              1999            1999
ASSETS                                                                 (Unaudited)
---------------------------------------------------------------------------------------------------
Current assets
      Cash and cash equivalents ...................................    $   206,551     $   780,590
      Trade accounts receivable (net of allowance for
         doubtful accounts of $28,368 (unaudited) and $35,260) ....      1,609,267       1,583,099
      Inventories
         Raw materials ............................................        585,825         413,326
         Work in process ..........................................        131,919          61,818
         Finished goods ...........................................        427,979         430,054
                                                                       -----------     -----------
                           Total inventories ......................      1,145,723         905,198
      Other current assets ........................................        117,257          76,873
                                                                       -----------     -----------
                           Total current assets ...................      3,078,798       3,345,760
                                                                       -----------     -----------
Property, plant and equipment - at cost ...........................      2,831,139       2,702,764
      Less accumulated depreciation ...............................     (2,376,996)     (2,319,958)
                                                                       -----------     -----------
                           Property, plant and equipment - net ....        454,143         382,806
                                                                       -----------     -----------

TOTAL .............................................................    $ 3,532,941     $ 3,728,566
                                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
Current liabilities
      Accounts payable - trade ....................................    $   295,691     $   420,313
      Accrued compensation and benefits ...........................        491,638         562,682
      Accrued warranty expense ....................................         43,768          52,483
      Other accrued expenses ......................................         41,299          64,830
      Note payable - current portion ..............................         30,558          29,384
                                                                       -----------     -----------
                           Total current liabilities ..............        902,954       1,129,692
                                                                       -----------     -----------
Note payable - long-term portion ..................................         21,730          37,311

Stockholders' equity
      Convertible preferred stock - no par value; authorized
         6,000,000 shares; 1,069,641 (unaudited) and 1,072,641
         shares issued and outstanding ............................      2,051,149       2,057,149
      Common stock - no par value; authorized 20,000,000 shares;
         6,099,296 (unaudited) and 6,006,796
         shares issued and outstanding ............................      3,243,230       3,208,685
      Accumulated deficit .........................................     (2,686,122)     (2,704,271)
                                                                       -----------     -----------
         Stockholders' equity .....................................      2,608,257       2,561,563
                                                                       -----------     -----------

TOTAL .............................................................    $ 3,532,941     $ 3,728,566
                                                                       ===========     ===========

See Notes to Financial Statements.                                           2

                               TELTONE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months                     Six Months
                                                  Ended December 31               Ended December 31
                                                    1999          1998              1999          1998
------------------------------------------------------------------------------------------------------
Net sales .................................   $2,986,891    $2,462,746        $5,658,328    $5,094,842
Cost of goods sold ........................    1,373,216     1,247,897         2,633,368     2,588,044
                                              ----------    ----------        ----------    ----------

Gross margin on sales .....................    1,613,675     1,214,849         3,024,960     2,506,798
                                              ----------    ----------        ----------    ----------

Operating expenses
      Selling, general and administrative .    1,285,782       858,939         2,383,205     1,765,177
      Engineering and development .........      319,948       238,199           628,554       513,179
                                              ----------    ----------        ----------    ----------

                  Total operating expenses     1,605,730     1,097,138         3,011,759     2,278,356
                                              ----------    ----------        ----------    ----------

Income from operations ....................        7,945       117,711            13,201       228,442

Other income ..............................        2,518         3,346             4,948         2,808
                                              ----------    ----------        ----------    ----------

Income before tax .........................       10,463       121,057            18,149       231,250
                                              ----------    ----------        ----------    ----------

Income tax provision ......................
                                              ----------    ----------        ----------    ----------

Net income ................................   $   10,463    $  121,057        $   18,149    $  231,250
                                              ==========    ==========        ==========    ==========

Basic net income per common share .........   $      .00    $      .02        $      .00    $      .03
                                              ==========    ==========        ==========    ==========

Average common shares (including preferred)
     outstanding ..........................    7,171,937     7,082,410         7,140,730     7,006,410

Diluted net income per common and
     common equivalent share ..............   $      .00    $      .02        $      .00    $      .03
                                              ==========    ==========        ==========    ==========

Average common and common
    equivalent shares outstanding .........    7,613,310     7,173,559         7,603,323     7,144,180

See Notes to Financial Statements.                                           3

                               TELTONE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months
                                                                       Ended December 31
                                                                         1999         1998
------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income .....................................................    $  18,149    $ 231,250
Adjustments to reconcile net income to net cash used
   for operating activities:
      Depreciation .............................................       57,038       70,431
Changes in:
      Trade accounts receivable ................................      (26,168)    (106,529)
      Inventories ..............................................     (240,525)    (147,962)
      Accounts payable and accrued liabilities .................     (227,912)    (123,389)
      Other current assets .....................................      (40,384)     (23,568)
                                                                    ---------    ---------

                      Cash used for operating activities .......     (459,802)     (99,767)

Cash flows from investing activities:
      Investment in property, plant and equipment ..............     (128,375)     (67,765)
                                                                    ---------    ---------

                      Cash used for investing activities .......     (128,375)     (67,765)

Cash flows from financing activities:
      Net repayment of note payable ............................      (14,407)
      Employee stock sales, net ................................       28,545      204,000
                                                                    ---------    ---------

                      Cash provided by financing activities.....       14,138      204,000
                                                                    ---------    ---------

(Decrease) increase in cash ....................................     (574,039)      36,468
Beginning of period ............................................      780,590      304,875
                                                                    ---------    ---------

Cash and cash equivalents, end of period .......................    $ 206,551    $ 341,343
                                                                    =========    =========

See Notes to Financial Statements.                                           4

                               TELTONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BUSINESS SEGMENT INFORMATION

The Company has three business segments: Remote Voice, Telecom Equipment, and ASICs (Application Specific Integrated Circuits).

The Remote Voice segment includes the OfficeLink family of remote voice offerings which enable call center agents and other telecommuters to remotely access an enterprise phone without the need for proprietary hardware at the remote site.

The Telecom Equipment segment includes a line of telephone line simulators and emulators which provide extensive PBX and central office functionality for testing, training, and demonstration of telecommunications equipment, as well as a recently announced simulator for digital subscriber lines called the Telecom Simulation Platform (TSP). Also included in this segment is a family of industrial grade line sharing products.

The ASIC segment includes a wide selection of proprietary ASIC solutions for telecom equipment manufacturers.

     The following table sets forth the net sales and net income (loss) by segment.

                                (In thousands)

-------------------------------------------------------------------------------------
                              NET SALES BY SEGMENT

                                     Three Months Ended December 31
                                             Telecom                         Company
    Fiscal Year       Remote Voice          Equipment           ASICs         Total
-------------------------------------------------------------------------------------
           2000                613            1,667             707            2,987

           1999                123            1,568             772            2,463

                                      Six Months Ended December 31
                                             Telecom                         Company
    Fiscal Year       Remote Voice          Equipment           ASICs         Total
-------------------------------------------------------------------------------------
           2000              1,231            3,144             1,283           5,658

           1999                427            3,213             1,455           5,095
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
                              NET INCOME (LOSS) BY SEGMENT

                                Three Months Ended December 31
                                             Telecom                         Company
    Fiscal Year       Remote Voice          Equipment           ASICs         Total
-------------------------------------------------------------------------------------
           2000               (634)             553                91              10

           1999               (433)             402               152             121

                                  Six Months Ended December 31
                                             Telecom                         Company
    Fiscal Year       Remote Voice          Equipment           ASICs         Total
-------------------------------------------------------------------------------------
           2000             (1,163)           1,022               159              18

           1999               (810)             830               211             231
-------------------------------------------------------------------------------------

2.  STOCKHOLDERS' EQUITY

    The Company has two active stock option plans. The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 1,400,000 common shares to key employees of the Company. Of this total, options to purchase 1,176,500 shares of common stock are outstanding and 29,750 shares remain available for grant. The Nonemployee Directors Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant. All options are granted at the fair market value of the stock on the date of grant and vest over a four-year period. The maximum term of an option may not exceed six years.

3.  FEDERAL INCOME TAX

    At December 31, 1999, approximately $12,200,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $183,000 available to offset future income tax liabilities through 2000. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.

4.  NET INCOME PER SHARE

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

    A reconciliation of the number of average common shares outstanding to the number of average common and common equivalent shares outstanding is as follows:



                                                         Three Months                         Six Months
                                                      Ended December 31                  Ended December 31
                                                      1999           1998                1999           1998
         Average common shares (including
            preferred) outstanding               7,171,937      7,082,410           7,140,730      7,006,410
         Dilutive effect of warrants and
            stock options                          441,373         91,149             462,593        137,770
                                                  --------        -------            --------       --------

         Average common and common
            equivalent shares outstanding        7,613,310      7,173,559           7,603,323      7,144,180


The unaudited Interim Financial Statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ending December 31, 1999, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1999, audited financial statements filed on form 10-KSB.

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

Second fiscal quarter profits were $10,000 on sales of $2,987,000, compared to profits of $121,000 on sales of $2,463,000 for the second quarter of 1999. Net sales increased 21% due to increasing sales of remote voice products. Gross margins increased from 49% to 54% due to increasing sales of software-based products both in the remote voice products as well as in the test and demonstration tools. Second quarter operating expenses increased 46% over the same quarter in the prior year as a result of increasing investment in the remote voice product offering. This investment was made both in engineering and in sales and marketing, resulting in an increase in the total number of employees to 75 from 64 at June 30, 1999.

For the six months ended December 31, 1999 and 1998, net sales were $5,658,000 and $5,095,000, respectively. This increase was due to growing acceptance of the Company's remote voice products in an expanding market for telecommuting solutions. The Company's gross margin increased to 53% from 49% in the prior year due to the shift in sales to software based products. Operating expenses increased 32% over the first six months of the prior year. This reflects a 22% increase in engineering and an increase of 35% in sales, and general and administrative expenses in support of the introduction of these newer products to the marketplace.

The Company has three business segments; Remote Voice, Telecom Equipment and ASICs (Application Specific Integrated Circuits). Each business segment has unique strategic considerations, and as a result, the Company has engaged the services of Alliant Partners to assist in the evaluation of strategic alternatives for these business segments. Alliant Partners has headquarters in Silicon Valley and provides financial advisory services for technology companies. (See footnote #1 for Company business segment financial information).

The Remote Voice segment includes the OfficeLink family of remote voice offerings which enable call center agents and other telecommuters to remotely access an enterprise phone without the need for proprietary hardware at the remote site. OfficeLink 2000 is an IP-based remote voice solution that provides digital phone emulation for Lucent, Siemens and Nortel PBX/ACDs through an easy-to-use Windows PC interface.

The Telecom Equipment segment includes a line of telephone line simulators and emulators which provide extensive PBX and central office functionality for testing, training, and demonstration of telecommunications equipment, as well as a recently announced simulator for digital subscriber lines called the Telecom Simulation Platform (TSP). Also included in this segment is a family of industrial grade line sharing products.

The ASIC segment includes a wide selection of proprietary ASIC solutions for telecom equipment manufacturers.

At December 31, 1999, approximately $12,200,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also had investment tax credit as well as research and development tax credit carryforwards of approximately $183,000 available to offset future income tax liabilities through 2000. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore there is uncertainty regarding future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit agreement for $1,500,000, renewable in July 2000. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of December 31, 1999, there were no borrowings outstanding under this line. The Company had cash on hand at December 31, 1999, of $207,000.

During the first fiscal half of fiscal 2000 options to purchase 86,500 shares of common stock were exercised at $.33 per share, which provided the Company with $29,000 in cash for use in its operations.

During the first five weeks of calendar 2000, the Company did not encounter any disruption to its business operations due to Year 2000 issues in its internal systems and so far considers the transition to calendar year 2000 to be smooth. While still too early to determine the effects of the Year 2000 issues on its transactions with customers and suppliers, so far the Company has not encountered any significant disruptions to its business operations. The Company is continuing to monitor closely both its internal systems and transactions with customers and suppliers for any indication of Year 2000 related problems.

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

                  None

        Item 3.   DEFAULTS UPON SENIOR SECURITIES

                  None

        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Shareholders was held on November 4, 1999. Out of 6,099,296 shares of common stock entitled to vote at the meeting, there were present in person or by proxy 4,765,344 shares. Out of 1,069,641 shares of preferred stock entitled to vote at the meeting, there were present in person or by proxy 612,227 shares.

                      a)                 To elect directors:

                                                   For     Against     Abstain     Not Voted
                                         ----------------------------------------------------
                      Common                 4,743,235      22,109           0     1,333,952
                      Preferred                612,227           0           0       457,414

                      b)                 To approve an amendment to the Corporation's 1992
                                         Stock Option Plan increasing the number of shares of
                                         common stock upon the exercise of stock options
                                         granted thereunder.

                                                   For     Against     Abstain     Not Voted
                                         ----------------------------------------------------
                      Common                 3,471,072     165,990      19,847     2,442,387
                      Preferred                442,408       5,759           0       624,474

                      c)                 To ratify the appointment of PricewaterhouseCoopers
                                         LLP as auditors for the current fiscal year.

                                                   For     Against     Abstain     Not Voted
                                         ----------------------------------------------------
                      Common                 4,725,113       4,400      35,831     1,333,952
                      Preferred                612,227           0           0       457,414

        Item 5.   OTHER INFORMATION

                  None

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TELTONE CORPORATION
                                       (Registrant)

Date       February 14, 2000           By     /s/ RICHARD W. SOSHEA
     -------------------------            -------------------------------------
                                           Richard W. Soshea
                                           President & Chief Executive Officer

Date       February 14, 2000           By     /s/ DEBRA L. GRIFFITH
     -------------------------            -------------------------------------
                                           Debra L. Griffith
                                           Vice President Finance & Chief
                                           Financial Officer