Form 10QSB
period 2000-03-31
TELTONE CORP
filed 2000-05-11
CIK 96890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934


         For the transition period from _______________to _______________

         Commission file number               0-11275
                             --------------------------------------------

                               TELTONE CORPORATION
             (Exact name of registrant as specified in its charter)


       WASHINGTON                                              91-0839067
  ----------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)


    22121 - 20TH AVENUE SE, BOTHELL, WASHINGTON                     98021
  ----------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


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

       6,284,553 shares of common stock outstanding as of March 31, 2000.

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                               TELTONE CORPORATION

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                     March 31          June 30
ASSETS                                                                                   2000             1999
--------------------------------------------------------------------------------------------------------------
Current assets
      Cash and cash equivalents .............................................     $   217,589      $   780,590
      Trade accounts receivable (net of allowance for
         doubtful accounts of  $22,255 and $35,260) .........................       1,868,196        1,583,099
      Inventories
         Raw materials ......................................................         630,007          413,326
         Work in process ....................................................         157,874           61,818
         Finished goods .....................................................         337,144          430,054
                                                                                  -----------      -----------
                           Total inventories ................................       1,125,025          905,198
      Other current assets ..................................................         101,995           76,873
                                                                                  -----------      -----------
                           Total current assets .............................       3,312,805        3,345,760
                                                                                  -----------      -----------
Property, plant and equipment - at cost .....................................       2,193,881        2,702,764
         Less accumulated depreciation ......................................      (1,708,451)      (2,319,958)
                                                                                  -----------      -----------
                           Property, plant and equipment - net ..............         485,430          382,806
                                                                                  -----------      -----------

TOTAL .......................................................................     $ 3,798,235      $ 3,728,566
                                                                                  ===========      ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Current liabilities
      Accounts payable - trade ..............................................     $   439,273      $   420,313
      Accrued compensation and benefits .....................................         611,559          562,682
      Accrued warranty expense ..............................................          46,754           52,483
      Other accrued expenses ................................................         109,819           64,830
      Note payable - current portion ........................................          31,163           29,384
                                                                                  -----------      -----------
                           Total current liabilities ........................       1,238,568        1,129,692
                                                                                  -----------      -----------

Note payable - long-term portion ............................................          13,709           37,311

Stockholders' equity
         Convertible preferred stock - no par value; authorized
             6,000,000 shares; 915,134 and 1,072,641
             shares issued and outstanding ..................................       1,742,136        2,057,149
         Common stock - no par value; authorized 20,000,000 shares;
             6,284,553 and 6,006,796
             shares issued and outstanding ..................................       3,571,200        3,208,685
         Accumulated deficit ................................................      (2,767,378)      (2,704,271)
                                                                                  -----------      -----------
             Stockholders' equity ...........................................       2,545,958        2,561,563
                                                                                  -----------      -----------

TOTAL .......................................................................     $ 3,798,235      $ 3,728,566
                                                                                  ===========      ===========


See Notes to Financial Statements.                                            2

                               TELTONE CORPORATION


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months                        Nine Months
                                                          Ended March 31                     Ended March 31
                                                         2000              1999              2000             1999
---------------------------------------------------------------------------------------------------------------------
Net sales ................................       $ 2,889,273        $ 2,542,529        $ 8,547,602        $ 7,637,370
Cost of goods sold .......................         1,372,199          1,261,754          4,005,568          3,849,797
                                                 -----------        -----------        -----------        -----------

Gross margin on sales ....................         1,517,074          1,280,775          4,542,034          3,787,573
                                                 -----------        -----------        -----------        -----------


Operating expenses
      Selling, general and administrative          1,252,638            982,108          3,635,843          2,747,287
      Engineering and development ........           345,093            249,731            973,647            762,910
                                                 -----------        -----------        -----------        -----------

                  Total operating expenses         1,597,731          1,231,839          4,609,490          3,510,197
                                                 -----------        -----------        -----------        -----------

(Loss) income from operations ............           (80,657)            48,936            (67,456)           277,376

Other income (expense) ...................              (599)            (1,121)             4,349              1,689
                                                 -----------        -----------        -----------        -----------

(Loss) income before tax .................           (81,256)            47,815            (63,107)           279,065
                                                 -----------        -----------        -----------        -----------

Income tax provision .....................       -----------        -----------        -----------        -----------

Net (loss) income ........................       $   (81,256)       $    47,815        $   (63,107)       $   279,065
                                                 ===========        ===========        ===========        ===========

Basic net income (loss) per common share .       $      (.01)       $       .01        $      (.01)       $       .04
                                                 ===========        ===========        ===========        ===========

Diluted net income (loss) per share ......       $      (.01)       $       .01        $      (.01)       $       .04
                                                 ===========        ===========        ===========        ===========

Weighted average common shares
      (including preferred) outstanding ..         7,187,312          7,082,410          7,164,512          7,082,410

Weighted average common and potential
      common shares outstanding ..........         7,187,312          7,163,955          7,164,512          7,110,540


See Notes to Financial Statements.                                            3


                               TELTONE CORPORATION


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                               Nine Months
                                                                              Ended March 31
--------------------------------------------------------------------------------------------------
                                                                             2000            1999

Cash flows from operating activities:
Net (loss) income ..............................................       $ (63,107)       $ 279,065
Adjustments to reconcile net income (loss) to net cash used
   for operating activities:
      Depreciation .............................................          93,221           95,978
   Changes in:
      Trade accounts receivable ................................        (285,097)        (349,153)
      Inventories ..............................................        (219,827)          16,174
      Accounts payable and accrued liabilities .................         107,097         (116,475)
      Other current assets .....................................         (25,122)         (93,225)
                                                                        ----------      ---------

                           Cash used for operating activities ..        (392,835)        (167,636)

Cash flows from investing activities:
      Investment in property, plant and equipment ..............        (195,845)        (119,864)
                                                                        ----------      ---------

                           Cash used for investing activities ..        (195,845)        (119,864)

Cash flows from financing activities:
      Net repayment of note payable ............................         (21,823)
      Employee stock sales, net ................................          47,502          204,000
                                                                        ----------      ---------

                           Cash provided by financing activities          25,679          204,000
                                                                        ----------      ---------

(Decrease) in cash and cash equivalents ........................        (563,001)         (83,500)

Beginning of period ............................................         780,590          304,875
                                                                        ----------      ---------
Cash and cash equivalents, end of period .......................       $ 217,589        $ 221,375
                                                                        ==========      =========


See Notes to Financial Statements.                                           4

                               TELTONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited Interim Financial Statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ending March 31, 2000, are not necessarily indicative of operating results to be expected for the full year. These interim condensed financial statements should be read in conjunction with the June 30, 1999, audited financial statements filed on form 10-KSB. Portions of the accompanying financial statements are derived from the audited financial statements of the Company for the year ended June 30, 1999.

The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" in December 1999. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required by the first quarter of fiscal 2001 and early adoption is permitted. The Company has adopted the provisions of SAB No. 101. Such adoption had no effect on the financial statements.

2.  BUSINESS SEGMENT INFORMATION

The Company has three business segments: Remote Voice, Telecom Equipment, and ASICs (Application Specific Integrated Circuits).

The Remote Voice segment includes the OfficeLink family of remote voice offerings which enable call center agents and other telecommuters to remotely access an enterprise phone without the need for proprietary hardware at the remote site

The Telecom Equipment segment includes a line of telephone line simulators and emulators which provide extensive PBX (Private Branch Exchange) and central office functionality for testing, training, and demonstration of telecommunications equipment, as well as a recently announced simulator for digital subscriber lines called the Telecom Simulation Platform (TSP). Also included in this segment is a family of industrial grade line sharing products.

The ASIC segment includes a wide selection of proprietary ASIC solutions for telecom equipment manufacturers.

     The following tables set forth the net sales and net income (loss) by segment.


                                                (In thousands)

               ----------------------------------------------------------------------------
                                         NET SALES BY SEGMENT
                                              (unaudited)
                                      Three Months Ended March 31
                                 Remote          Telecom                           Company
                  Fiscal Year     Voice        Equipment           ASICs             Total
               ----------------------------------------------------------------------------
                     2000           738            1,543             608             2,889

                     1999           311            1,593             639             2,543

                                      Nine Months Ended March 31
                                 Remote          Telecom                           Company
                  Fiscal Year     Voice        Equipment           ASICs             Total
               ----------------------------------------------------------------------------
                     2000         1,969            4,688           1,891             8,548

                     1999           738            4,806           2,093             7,637
               ----------------------------------------------------------------------------


                                       NET INCOME (LOSS) BY SEGMENT
                                               (unaudited)
                                        Three Months Ended March 31
                                 Remote          Telecom                           Company
                  Fiscal Year     Voice        Equipment           ASICs             Total
               ----------------------------------------------------------------------------
                     2000          (574)             396              97               (81)

                     1999          (411)             395              64                48

                                       Nine Months Ended March 31
                                 Remote          Telecom                           Company
                  Fiscal Year     Voice        Equipment           ASICs             Total
               ----------------------------------------------------------------------------
                     2000        (1,737)           1,418             256               (63)

                     1999        (1,223)           1,225             277               279
               ----------------------------------------------------------------------------


3.  STOCK OPTION PLANS
    The Company has two active stock option plans. The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 1,400,000 common shares to key employees of the Company. Of this total, options to purchase 1,143,000 shares of common stock are outstanding and 32,500 shares remain available for grant. The Nonemployee Directors Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant. All options are granted at the fair market value of the stock on the date of grant and vest over a four-year period. The maximum term of an option may not exceed six years.


4.  FEDERAL INCOME TAX
    At March 31, 2000, approximately $12,100,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2000 through 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. The Company also has investment tax credit as well as research and development tax credit carryforwards of $183,000 available to offset future income tax liabilities through 2000. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.



5.  NET INCOME (LOSS) PER SHARE
    Basic net income (loss) per common share is based on the weighted average number of common shares and convertible preferred shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding. Potential shares result from the assumed exercise of outstanding stock options. Diluted earnings per share excludes the effect of antidilutive stock options, aggregating 1,343,000 for the periods ending March 31, 2000, and 1,123,455 for the periods ending March 31, 1999.

    A reconciliation of the number of average common shares outstanding to the number of average common and potential common shares outstanding is as follows:


                                                           Three Months                        Nine Months
                                                         Ended March 31                     Ended March 31
                                                        2000         1999                  2000         1999
                                                        ------------------------------------------------------
         Weighted average common shares
            (including  preferred)
            outstanding - basic                    7,187,312    7,082,410             7,164,512    7,082,410

         Dilutive effect of warrants and
            stock option                                           81,545                             28,130

         Weighted average common and
            potential common shares
            shares outstanding -diluted            7,187,312    7,163,955             7,164,512    7,110,540


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

In the third fiscal quarter ending March 31, 2000, the Company generated a net loss of $81,000 on sales of $2,889,000 compared to profits of $48,000 on sales of $2,542,500 in the same quarter of the prior year. While sales increased 14% which was due to increasing sales in the Remote Voice segment, operating expenses increased 30% due to continued investment in this expanding market for remote access to headquarters PBX features. Sales for Remote Voice products more than doubled over the prior year while each of the other product segments decreased slightly. Gross Margin increased from 50% to 53% due to the higher software content in the Remote Voice products.

In the nine months ending March 31, 2000, net sales increased 12% from $7,637,000 to $8,548,000 due entirely to growth in the Remote Voice segment. Gross margins increased to 53% from 50% due to the shift in product mix to software. Operating expenses increased 31% due to increased expenses associated with the addition of personnel to support the Remote Voice segment.


The Company has three business segments: Remote Voice, Telecom Equipment and ASICs (Application Specific Integrated Circuits). Each business segment has unique strategic considerations, and as a result, the Company engaged the services of Alliant Partners to assist in the evaluation of strategic alternatives for these business segments. Alliant Partners has headquarters in Silicon Valley and provides financial advisory services for technology companies. (See "NOTES TO FINANCIAL STATEMENTS - 2. BUSINESS SEGMENT INFORMATION" for additional Company business segment financial information).

The Remote Voice segment includes the OfficeLink family of remote voice offerings which enable call center agents and other telecommuters to remotely access an enterprise phone without the need for proprietary hardware at the remote site. OfficeLink 2000 is an IP-based remote voice solution that provides digital phone emulation for Lucent, Siemens and Nortel PBX/ACDs through an easy-to-use Windows PC interface. The segment has more than doubled its net sales in both the quarter and the nine month period ending March 31, 2000. The growth in this segment is expected to continue, though growth at the rates seen in recent quarters cannot be assured. The loss in the segment has also grown over the prior periods due to the increased investment in R&D as well and Sales and Marketing in an effort to maximize the potential of this product line.

The Telecom Equipment segment includes a line of telephone line simulators and emulators which provide extensive PBX and central office functionality for testing, training, and demonstration of telecommunications equipment, as well as a recently announced simulator for digital subscriber lines called the Telecom Simulation Platform (TSP). Also included in this segment is a family of industrial grade line sharing products. While Net Sales have decreased slightly (approximately 2% over the prior year in both the quarter and the nine month period). Income has remained constant due to improving margins as the product mix shifts towards higher end test equipment with software content.

The ASIC segment includes a wide selection of proprietary ASIC solutions for telecom equipment manufacturers. Net Sales in this segment have decreased 5% in the last quarter and 10% in the nine month period ending March 31, 2000, due to declining sales of the Company's lower margin semi-conductors This decline in sales of low-margin semi-conductors has resulted in an increase in gross margins for this segment to 44% for the nine month period ending March 31, 2000, compared to 40% in the same period of the prior year and an increase to 45% for the quarter compared to 42% in the same quarter of the prior year.

The Company has approximately $12,100,000 in net operating loss carryforwards available to offset future taxable income which expire from 2001 to 2013. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards due to the Company's loss history, and therefore there is uncertainty regarding future taxable income.




LIQUIDITY AND CAPITAL RESOURCES

The Company has a line of credit agreement for $1,500,000, renewable in July 2000. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of March 31, 2000, there were no borrowings outstanding under this line. The Company had cash on hand at March 31, 2000, of $218,000.

During the first nine months of fiscal 2000 options to purchase 117,250 shares of common stock were exercised at prices ranging from $.33 to $.63, which provided the Company with $48,000 in cash for use in its operations.

During the first quarter of calendar 2000, the Company did not encounter any disruption to its business operations due to Year 2000 issues in its internal systems and so far considers the transition to calendar year 2000 to be smooth.

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

                  None

        Item 5.   OTHER INFORMATION

                  None

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


        A.   Exhibits filed herewith:
             3 Articles of Incorporation and bylaws(3)
             10.1 Teltone Corporation 1983 Stock Option Plan, as amended(1)
             10.2 Teltone Corporation 1989 Employees' Stock Purchase Plan(2)
             10.5 building lease covering Bothell, Washington, property(6)
             10.6 Teltone Corporation 1992 Stock Option Plan(7)
             27 Financial Data Schedules
             28 Building lease covering Bothell, Washington, property (8)

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




                                      TELTONE CORPORATION
                                      (Registrant)




     Date       MAY 11, 2000          By  /S/ RICHARD W. SOSHEA
         --------------------           ------------------------------------
                                         Richard W. Soshea
                                         President & Chief Executive Officer


     Date       MAY 11, 2000          By  /S/ DEBRA L. GRIFFITH
         --------------------           ------------------------------------
                                         Debra L. Griffith
                                         Vice President Finance & Chief
                                         Financial Officer