Form 10KSB
period 2000-06-30
TELTONE CORP
filed 2000-09-19
CIK 96890

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2000
or
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-11275

TELTONE CORPORATION
(Name of small business issuer in its charter)

STATE OF WASHINGTON (State or other jurisdiction of incorporation or organization)	91-0839067 (I.R.S. Employer Identification No.)
22121-20th Avenue SE, Bothell, WA (Address of principal executive offices)	98021 (Zip Code)

Issuer's telephone number, including area code: (425) 487-1515

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common stock without par value
(Title of Class)

   Check whether the registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Check if there is no disclosure of delinquent filers in response to Item 405 if Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   State issuer's revenues for its most recent fiscal year. $12,026,893

   State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $5,291,343

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

   State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

6,321,620 shares of common stock outstanding as of September 5, 2000.

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

   (1) Proxy statement dated September 25, 2000 for use in connection with the Company's Annual Meeting of Shareholders to be held on November 2, 2000. (Part III, Item 9, (Directors Only) and Items 10, 11, and 12).

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

PART I

Item 1.  DESCRIPTION OF BUSINESS

    This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends, or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to those discussed in "Risk Factors" below.

BUSINESS

    At Teltone's core is a remarkable depth of telecom network expertise, acquired from over 30 years in the telecommunications marketplace. Today we are focused on developing high-value software and hardware solutions that capitalize on emerging trends in business and society, such as the virtual workplace, the proliferation of the Internet, and new public network services. Teltone Corporation was incorporated in the state of Washington in July 1968.

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

PRODUCTS

Remote Voice Segment

  Remote Voice Solutions

    According to the Gartner Group, the number of telecommuters worldwide is expected to grow from 35 million in 1998 to 140 million in 2003, a 32% compound annual growth rate. The Yankee Group estimates that one-third of the U.S. workforce, or 43 million people, are now "mobile." That is, 20% or more work time is spent away from the primary workplace. Despite the reliability and functionality of PBX-based systems, prior to availability of Teltone's products the features and applications of today's PBX could not be extended cost-effectively to small branch offices or individuals who are mobile or telecommute. Because of the increasing dependence upon applications that are integrated with voice communications systems, remote voice solutions are becoming necessary for any telephone intensive or telephone dependent worker in remote locations.

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

    The OfficeLink 2000 telecommuting solution is targeted to call center remote agents and phone-intensive knowledgeworkers who telework from home, remote branch offices or "on the road".

OfficeLink 2000 provides remote workers with the full functionality of digital phonesets on the Windows® PC Platform, without requiring costly extra hardware at the remote location. Communications systems manufactured by Lucent, Nortel, and Siemens Business Communications are supported by the OfficeLink 2000.

    The company has announced plans to release a version of OfficeLink 2000 which allows remote workers to connect over a single internet-protocol (IP) connection. With this product, telecommuters, mobile-workers ("roadwarriors") and virtual call center agents will be able to make and receive phone calls as if they were working in central-site facilities while simultaneously browsing the World Wide Web, accessing corporate files or sending e-mail. The Company's OfficeLink family of products are unique in their ability to provide all of these features to a remote user via a standard Windows PC, using existing "off-the-shelf" hardware components.

    The OfficeLink I is a single-user solution which gives home workers an analog connection to centrally located phone systems. It enables companies to begin telecommuting right away with a minimal investment.

Telecom Equipment Segment

  Test solutions for Manufacturers of Voice and Data Networking Solutions

    As a long standing developer of telecom solutions, Teltone found a need for a variety of telecom simulation equipment to test their engineering designs. This need grew into a substantial product line of telecom test equipment. Used by virtually every leading manufacturer of products that connect to the public network, Teltone is now the industry standard for reliable, affordable, feature rich telecom simulation equipment. Known as "phone company in a box", Teltone simulators allow equipment test and demonstration without a live phone company connection. The advantages of this type of equipment are numerous. Production facilities can test high-volumes of equipment without the recurring costs of live phone lines. Engineering departments can test equipment designed for overseas phone company protocols without the expense of sending people on extended travel. Marketing and sales people can demonstrate equipment at tradeshows and customer sites where live lines may not be available. Teltone simulators incorporate the latest telephone network features, often before they are made available to the public. This helps equipment manufacturers stay competitive by developing products that can make use of new public network features as soon they appear. Teltone is aggressively pursuing next-generation test and demonstration tools to capitalize on emerging telecommunications technologies.

  Line Sharing Solutions for Utility and Industrial Markets

    Teltone's remote connectivity solutions include industrial-grade line sharing products which enable multiple devices at remote locations to share a single telephone line for voice and data transmission. User benefits include reduced monthly line charges and installation costs, improved data security, faster connect times, and quick investment return. Remote applications include utility substation and industrial meter reading, elevator equipment monitoring and self-service coin counting machine data collection.

Application Specific Integrated Circuits (ASIC) Segment

  Solutions for Manufacturers of Voice and Data Networking Solutions

    This segment includes a wide selection of tone-based integrated circuits for telecom equipment design applications. Products such as precise call progress tone detectors and generators and DTMF receivers and transceivers are used in equipment that connects to the worldwide telephone network, such as computer-telephone equipment, Internet telephones, PBXs and central office switches, and wireless systems. In August 2000, subsequent to the end of the fiscal year, this segment was acquired by CP Clare Corporation.

MARKETING, SALES, AND DISTRIBUTION

    Teltone's remote voice products are sold through various sales channels including Value Added Resellers (VARs), OEMs, distributors and direct. VARs, OEMs and direct sales are used for the OfficeLink 2000, while distributors only sell the OfficeLink 1 and M106 hardware solutions. Significant distribution relationships are as follows:

  •
  Original Equipment Manufactures—Avaya Communications

  •
  Distributors—Alltel Supply, Anixter, Graybar, GBH

  •
  Value Added Resellers—GBH, TManage, Telecommute Solutions,

    In May, 2000, the Company signed an agreement with Avaya (formerly Lucent Technologies Enterprise Networks Group), under which Avaya will resell OfficeLink 2000 under the name "CentreVu Remote Agent" as part of its suite of CRM (Customer Relationship Management) solutions. Avaya's CRM Solutions comprise a broad array of systems, software and professional services that help companies deliver on their commitments to customers. In addition, both the OfficeLink 1 and M106 products are sold to Avaya under contracts which have been in place since 1994.

    During the first quarter of calendar 2000, the Company completed testing in Williams Communications Solutions CTI labs, and began discussions surrounding the resale of the OfficeLink family of products by Williams. Williams Communications solutions, formerly known as WilTel Communications, sells, installs, and services a comprehensive portfolio of communications equipment and network offerings that address the data, voice and video needs of businesses throughout North America. Williams is the largest reseller of Nortel Networks' enterprise voice solutions and has 110 sales and service locations in North America, 100,000 customer sites and 2,400 technicians.

    In addition, the Company is currently working towards finalizing agreements with other resellers of Nortel products, including Intermedia/Shared Technologies, Bell Canada and others.

  International

    The Company has recently begun an effort to establish sales channels in western Europe, and is currently engaged with key resellers of Lucent and Nortel products based in The Netherlands and the United Kingdom.

  Telecom Equipment

    Teltone's equipment products, including test equipment and line-sharing solutions are sold directly through specialized distributors and through national supply house distributors. The Company also utilizes a network of manufacturers' representatives to promote certain products which require higher level technical support.

    The Company's products are promoted through magazine articles and advertising, direct mail, telephone sales, and through the Company's website www.teltone.com. Product and sales support are provided from Teltone's Bothell, WA, facility.

  Telecom Components

    In the United States and Canada, components are sold direct from Teltone to high volume users, as well as through a network of manufacturers' representatives and electronics distributors. Specifications, literature, and customer support are provided by Teltone from its headquarters. In foreign countries the Company's OEM products are marketed through stocking distributors who purchase the products from Teltone and resell them to telecommunications OEMs in the countries they serve

COMPETITION

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

RESEARCH AND DEVELOPMENT

    The telecommunications industry is subject to continuous technological changes. Thus, well positioned new products that solve problems for customers are essential to Teltone's ability to grow. In fiscal 2000 the Company spent $1,328,523 or approximately 11% of each sales dollar on product development. In 1999, product development spending was $1,019,000 or approximately 10% of sales. Management of the Company expects to increase its spending on product development in fiscal 2001.

CUSTOMER SERVICE AND SUPPORT

    Responsive customer service and field support are important in the customer's decision to buy the Company's products, often at a premium over competitive products. Customer support is available by telephone and via the Company's website. In addition, the Company has installation technicians who assist customers in the implementation of the OfficeLink 2000 product.

BACKLOG

    At June 30, 2000, the Company's backlog of orders totaled $1,492,000 compared to $530,000 at June 30, 1999. Teltone's experience is that most customers normally order Company products on an "as needed" basis, therefore, backlog does not provide significant insight into the future performance of the Company.

MANUFACTURING

    Teltone assembles its equipment products from standard and specialized components manufactured by others to Teltone's specifications. The Company then performs assembly and test procedures in the manufacture of its products at its Bothell, WA, facility

RAW MATERIALS

    Most standard components are available from a number of suppliers. Custom ASIC products are normally purchased from single sources. To date, the Company has not had any significant procurement problems. However, future shortages could result in production delays that could adversely affect the Company's business.

PATENTS AND TRADEMARKS

    The Company owns a number of trademarks which are used on its products. It is the owner of federal registrations for its trademarks TELTONE, its stylized TELTONE marks, and Teltone OfficeLink. In addition, its stylized TELTONE trademarks have been registered in Canada. Marks have been registered in France, Benelux (Belgium-Netherlands-Luxembourg), West Germany and Italy.

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

EMPLOYEES

    As of June 30, 2000, the Company employed 76 persons. On such date, 24 employees were engaged in production, 15 in engineering, 26 in sales, marketing, and service, and 11 in administrative functions. The Company believes its relations with its existing employees to be excellent. None of the Company's employees are represented by a labor union.

SEASONALITY

    No material portion of the business of the Company is regarded as seasonal.

INFORMATION AVAILABILITY

    The public may read and copy any materials the Company files with the Securities and Exchange Commission (SEC) at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains report, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website address is http://www.sec.gov.

RISK FACTORS

    In addition to the other information contained in this Form 10-KSB, the following risk factors should be considered carefully in evaluating the Company and its business. This Form 10-KSB contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") regarding events, conditions and financial trends that may effect the Company's future plan of operations, business strategy, operating results and financial position.

    The following risk factors should be carefully considered before making an investment decision. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

UNLESS WE ARE ABLE TO KEEP PACE WITH THE RAPIDLY CHANGING PRODUCT REQUIREMENTS OF OUR CUSTOMERS, WE WILL NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

    The telecommunications market is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and evolving offerings by telecommunications service providers. We believe our future success will largely depend on our ability to anticipate or adapt to such changes and to offer, on a timely basis, products that meet customer demands. Our customers could purchase competitive products from other suppliers if we fail to produce technologically competitive products in a cost-effective manner or on a timely basis. This may cause us to be unable to sustain or grow our business.

INTENSE COMPETITION IN THE MARKET FOR TELECOM SOLUTIONS COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUE AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY

    The market for telecom solutions is highly competitive. Our inability to compete effectively in this market would materially adversely affect our revenues and future profitability. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources and more established distribution channels. Maintaining technological advantages over our competitors will require a continued high level of investment in research and development, sales and marketing and customer support. Due to the opportunities in and the rapidly evolving nature of the market in which we compete, additional competitors with significant market presence and financial resources may enter our market, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors. Increased competition is likely to result in price reductions, reduced gross margins, longer sales cycles and loss of market share, any of which would seriously harm our business and results of operations.

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS COULD RESULT IN PRODUCT DELIVERY DELAYS

    Our reliance on suppliers of key components involves a number of risks. If our suppliers are unable or unwilling to continue to provide their components in required volumes, at acceptable prices or on a timely basis, if at all, we will have to identify acceptable alternative suppliers, which may cause significant interruptions in supply if a transition to a new supplier becomes necessary. Further, the introduction of a new supplier may increase the risk of variance in the quality of our products. If a new supplier cannot be identified a product may require redesign. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could harm our reputation in the industry.

OUR ABILITY TO SUSTAIN OR GROW OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO PROVIDE ADEQUATE CUSTOMER SUPPORT

    Our ability to continue to grow and to retain current and future customers depends in part upon the quality of our customer support operations. Failure to offer adequate customer support, either directly or through third parties, could materially and adversely affect our reputation and cause demand for our products to decline.

IF WE FAIL TO DEVELOP AND EXPAND OUR INDIRECT DISTRIBUTION CHANNELS, OUR BUSINESS COULD SUFFER

    Our product distribution strategy focuses primarily on continuing to develop and expand our indirect distribution channels, develop and maintain our relationships with large PBX vendors, resellers and distributors, telecommunications service providers and application service providers, and expand our field sales organization. If we fail to develop and cultivate relationships with significant indirect distribution channels, or if these distribution channels are not successful in their sales efforts, our product sales may decrease and our operating results may suffer. Many of our indirect distribution channels also sell products that compete with our products, and none of our strategic or reseller arrangements are exclusive. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our indirect distribution channels. Our indirect distribution channels may not market our products effectively or may cease to devote the resources necessary to provide us with effective sales, marketing and technical support. In order to support and develop leads for our indirect distribution channels, we plan to expand our internal sales staff. The cost of this expansion may exceed the revenues generated and our sales and support staff may not be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively develop and expand our distribution channels would adversely affect our ability to grow and increase revenues.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE

    Our success and ability to compete is dependent in part upon our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no patents that relate to products which produce the majority of the Company's sales. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could seriously harm our future operating results.

IF OUR PRODUCTS CONTAIN DEFECTS, WE MAY BE SUBJECT TO SIGNIFICANT LIABILITY CLAIMS FROM OUR CUSTOMERS AND THE END USERS OF OUR PRODUCTS AND INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOST SALES

    Our products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released. Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after commencement of commercial shipments. If this happens, we may experience delay in or loss of market acceptance and sales, certain product returns, diversion of development resources, injury to our reputation or increased service and warranty costs, any of which could seriously harm our business, financial condition and results of operations. Moreover, because our products are designed to provide critical communications services, we may receive significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims resulting from a defect in one of our products. Although we maintain product liability insurance covering damages arising from the implementation and use of our products, the terms of our insurance limit the amount and types of damages that are covered and may not cover any claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

WE MAY HAVE DIFFICULTY IDENTIFYING THE SOURCE OF THE PROBLEM WHEN THERE IS A PROBLEM IN A NETWORK WHICH MAY ADVERSELY AFFECT THE MARKET ACCEPTANCE OF OUR PRODUCTS

    Our products must successfully integrate with products from other vendors, such as traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

IF WE LOSE KEY PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE OUR BUSINESS

    Our success depends to a significant degree upon the continued contributions of our senior sales, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. The loss of the services of any key personnel could seriously harm our business, financial condition and results of operations, including our success in selling our recently introduced products and introducing new products.

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES

    We have experienced expansion of our operations in two of our business segments which has placed significant demands on our personnel. Continued growth will also require us to hire more engineering, sales and marketing personnel. We may not be able to attract and retain the necessary personnel to accomplish our business objectives and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. New sales personnel and marketing personnel will require training and take time to achieve full productivity. In addition, the issues associated with telephony solutions can be complex. Accordingly, we need highly trained professional services and customer support personnel. We cannot be certain that we will successfully attract and retain qualified personnel.

Item 2.  PROPERTIES

    Teltone's corporate headquarters are located approximately fifteen miles northeast of Seattle in Bothell, WA. The leased headquarters building provides 47,000 square feet of floor space for the manufacturing, product development, marketing, sales, quality control, and administrative functions of the Company. This lease expires in January 2004.

Item 3.  LEGAL PROCEEDINGS

    The Company is not involved in any legal proceedings.

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

    Following are the Company's high and low sales prices by quarter for the fiscal years ended June 30, 2000 and 1999:

Fiscal Year 2000	High	Low
Quarter ended September 30, 1999	$1.01	$.41
Quarter ended December 31, 1999	$1.00	$.56
Quarter ended March 31, 2000	$3.75	$.75
Quarter ended June 30, 2000	$2.63	$1.13
Fiscal Year 1999	High	Low
Quarter ended September 30, 1998	$.63	$.50
Quarter ended December 31, 1998	$.63	$.28
Quarter ended March 31, 1999	$.50	$.28
Quarter ended June 30, 1999	$.56	$.31

    There were 830 common shareholders and 122 preferred shareholders as of September 5, 2000.

Item 6.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in sales and net income, the mix of the Company's sales, projections concerning operations and available cash flow. The Company's actual result could differ materially from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the "Risk Factors" and else where in this Form 10-KSB.

    In fiscal year 2000 net sales increased 16% to $12,027,000, almost entirely due to growth in the Remote Voice segment. Gross Margin increased from 50% to 54% due to the shift in mix toward software products, both in the Remote Voice and Equipment segment. Operating expenses increased 33% due to the increased investment in the Remote Voice business. This investment exceeded the growth in gross margin dollars and as a result, net income decreased to $119,000 from $442,000 in fiscal 1999.

    The Company has $12,209,000 in net operating loss carryforwards available to offset future taxable income which expire from 2001 through 2020. If substantial changes in the Company's ownership occur, there may be annual limitations on the utilization of such carryforwards. The Company has not recognized a tax asset for the net operating loss carryforwards due to the uncertainty regarding the amount of future taxable income.

    In fiscal year 1999 net sales increased 14% to $10,361,000 due to growth in each segment. Gross margin increased to 50% from 44% in the prior year due to changes in product mix. Operating expenses increased 16%. Engineering resources were added as well as redirected toward the Remote Voice projects and sales and marketing personnel were added to address the Remote Voice opportunity. The growth in gross margin exceeded the increased investment and the Company returned to profitability of $442,000 from a loss in the prior year of $155,000.

    As a result of the Company's evaluation of its strategic alternatives and its operations, three separate business segments were formed in fiscal year 2000. Telecom Equipment, which includes simulators and line sharing products, Application Specific Integrated Circuits, and the Remote Voice segment, which represents the Company's most significant opportunity for growth with its family of OfficeLink products.

Net Sales by Segment
(in thousands)

	Remote Voice	Telecom Equipment	ASICs	Total
2000	2,582	6,612	2,833	12,027
1999	1,044	6,511	2,806	10,361

Net Income (Loss) by Segment
(in thousands)

	Remote Voice	Telecom Equipment	ASIC	Total
2000	(2,465)	2,049	535	119
1999	(1,690)	1,783	349	442

Remote Voice Segment

    As the face of technology and corporate culture evolves, the growth rate of telecommuting employees is staggering. To successfully function in this environment, remote employees must have access to advanced and easy-to-use technology resulting in rapid growth of next-generation communication solutions such as OfficeLink 2000. The Company's products enable companies to extend the full range of corporate private branch exchange (PBX) and automatic call distributor (ACD) call-capabilities to remote workers via a Windows® PC or a standard telephone device. Because incoming and outgoing calls are processed through existing central digital phone systems, call information and reporting procedures are the same for remote users.

    The Company has been providing solutions for remote voice access for many years and introduced its first IP-based client/server solution OfficeLink 2000 in 1998. In the fourth fiscal quarter of 2000 the Company announced an agreement with Avaya (formerly Lucent Technologies Enterprise Networks Group), under which Avaya will distribute OffieLink 2000 under the name "CentreVu Remote Agent" as part of its suite of CRM (Customer Relationship Management) Solutions. Avaya's CRM Solutions products comprise a broad array of systems, software and professional services that help companies deliver on their commitments to customers. According to analyst firm Datamonitor, the number of virtual call centers in the U.S.—including agents working from home and remote offices—is growing 34% annually. Also during fiscal 2000, Teltone joined the Nortel Networks Business Affiliate Program and has previously completed the Siemens Ready certification program. As a result, the OfficeLink 2000 is currently positioned to be available to customers of the top three PBX suppliers which currently represent approximately 70% of the available market.

    During fiscal 2000 the Company announced plans to release its VoIP (Voice over Internet Protocol) remote voice solution. This offering provides geographically dispersed contact center agents and knowledge workers access to their company's in-house phone system using only a Windows-based

PC connected to the Internet via a single IP connection. This solution is expected to be generally available in the second quarter of fiscal 2001.

    During fiscal 2000 net sales increased 147% and is expected to continue to grow. Management believes that the product offering has significant opportunity in the expanding market for telecommuting and has committed 70% of the engineering and sales & marketing resources of the Company to this segment during fiscal 2000. The Company plans to place greater emphasis on this segment in fiscal 2001.

Telecom Equipment Segment

    The Telecom Equipment segment with fiscal 2000 net sales of $6,612,000 is dominated by a well-established line of network simulation equipment, which has been growing at a component annual growth rate (CAGR) of 26% for the past 5 years and is expected to continue to grow as new products are introduced. During the fourth quarter of fiscal 2000 the Telecom Simulation Platform (TSP) was introduced and has since won the Communications Solutions Magazine 2000 Editor's Choice Award. The TSP provides T-1 and analog simulation in one modular unit. The Company plans for this segment to include simulators that will address the needs for the growing use of convergence technologies such as ADSL and VoIP. The growth in the simulator products was offset by declining sales of the line sharing products that have custom commercial applications as well as products for use by public utilities.

ASIC Segment

    The ASIC (Application Specific Integrated Circuits) segment with fiscal 2000 net sales of $2,833,000 represents a line of semiconductors for telecom applications. In a transaction that occurred in August 2000 subsequent to the end of the fiscal year, this segment was sold to CP Clare Corporation. Gross proceeds will be approximately $2,000,000 and will be used for working capital.

Liquidity and Capital Resources

    The Company has a line of credit agreement for $1,500,000, renewable in July 2001. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of June 30, 2000, there were no borrowings outstanding under this line. The Company had cash on hand at June 30, 2000, of $504,000.

    During fiscal 2000 options to purchase 117,250 shares of common stock were exercised at prices ranging from $.33 to $.63, which provided the Company with $41,000 in cash for use in its operations.

    Cash on hand and cash generated from operations, sale of the ASIC segment, sale of common shares, as well as the line of credit should enable the Company to meet its operating and working capital needs during the next twelve months.

New Accounting Pronouncements

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for the Company's fiscal year 2001. Management is evaluating the standard, but it is not anticipated to have an impact on the Company's financial position or results of operations when adopted because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities.

    In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes the SEC's views on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Adoption is currently required by the Company in fiscal 2001. Management is currently evaluating the impact that SAB 101 may have on the financial position and results of operations of the Company.

    In March 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44, effective July 1, 2000, clarifies and modifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. Management is currently evaluating the standard, but does not expect FIN 44 to have a material effect on its financial position or results of operations.

Special Note Regarding Forward-Looking Statements

    Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws, including the Reform Act. In addition, Teltone or persons acting on its behalf sometimes make forward-looking statements in other written or oral communications. Such forward-looking statements may include, among other things: statements concerning Teltone's plans, objectives and future economic prospects, such as matters relative to seeking and obtaining strategic partners and development of new products and other statements of expectation, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical fact. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Teltone, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Report of Independent Accountants

     To the Board of Directors and Stockholders of Teltone Corporation

    In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Teltone Corporation at June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Seattle, Washington
July 19, 2000, except for
Note 6 for which the
date is August 10, 2000

Teltone Corporation

STATEMENTS OF OPERATIONS

For the two years ended June 30, 2000

	2000	1999
Net sales	$12,026,893	$10,360,530
Cost of goods sold	5,573,505	5,163,012

Gross margin	6,453,388	5,197,518
Operating expenses:
Selling, general, and administrative	5,010,127	3,748,132
Engineering and development	1,328,523	1,018,986

	6,338,650	4,767,118

Income from operations	114,738	430,400
Interest income (expense), net	(386)	1,290
Other income, net	4,899	10,024

Income before income tax provision	119,251	441,714
Income tax provision	—	—

Net income	$119,251	$441,714

Basic net income per weighted average common share outstanding	$.02	$.06
Weighted average common shares (including preferred) outstanding	7,166,766	7,036,383

Diluted net income per weighted average common and potential common shares outstanding	$.01	$.06
Weighted average common and potential common shares outstanding	8,077,029	7,119,825

The accompanying notes are an integral part of these Financial Statements.

Teltone Corporation

BALANCE SHEETS

As of June 30, 2000 and 1999

	2000	1999
ASSETS
Current assets
Cash and cash equivalents	$503,592	$780,590
Trade accounts receivable (net of allowance for doubtful accounts of $27,248 and $35,260)	1,966,907	1,583,099
Inventories (net of allowance for obsolescence of $38,458 and $183,946)
Raw materials	523,227	413,326
Work in process	157,425	61,818
Finished goods	445,826	430,054

Total inventories	1,126,479	905,198
Other current assets	55,629	76,873

Total current assets	3,652,606	3,345,760
Property, plant, and equipment—net	534,376	382,806

TOTAL	$4,186,982	$3,728,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable—trade	$536,393	$420,313
Accrued compensation and benefits	703,029	562,682
Accrued warranty expense	57,911	52,483
Other accrued expenses	130,881	64,830
Note payable—current portion	31,779	29,384

Total current liabilities	1,459,993	1,129,692
Note payable—long-term portion	5,529	37,311
Commitments
Stockholders' equity
Convertible preferred stock—no par value, authorized 6,000,000 shares; 905,364 and 1,072,641 shares issued and outstanding in 2000 and 1999, respectively ($1,810,728 and $2,145,282 liquidation preference; or $2 per share)	1,722,596	2,057,149
Common stock—no par value; authorized 20,000,000 shares; 6,294,323 and 6,009,796 shares issued and outstanding in 2000 and 1999	3,583,885	3,208,685
Accumulated deficit	(2,585,021)	(2,704,271)

Total stockholders' equity	2,721,460	2,561,563

TOTAL	$4,186,982	$3,728,566

The accompanying notes are an integral part of these Financial Statements.

Teltone Corporation

STATEMENTS OF CASH FLOWS

For the two years ended June 30, 2000

	2000	1999
Operating activities:
Net income	$119,251	$441,714
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	137,061	123,471
Loss on disposal of property	8,543	4,539
Change in:
Trade accounts receivable	(383,808)	(192,095)
Inventories	(221,281)	143,163
Accounts payable and accrued liabilities	327,906	6,283
Other current assets	21,244	(62,299)

Cash provided by operating activities	8,916	464,776
Investing activities:
Investment in property, plant, and equipment	(297,174)	(259,756)

Cash used by investing activities	(297,174)	(259,756)
Financing activities:
Gross borrowings (repayments) on note payable	(29,387)	66,695
Employee stock sales	40,646	240,000

Cash provided by financing activities	11,260	270,695
Increase (decrease) in cash	(276,998)	475,715
Cash, beginning of year	780,590	304,875

Cash, end of year	$503,592	$780,590

Supplemental Disclosure of Cash Flow Information

    Interest paid during 2000 and 1999 was $4,172 and $4,066, respectively.

The accompanying notes are an integral part of these Financial Statements.

Teltone Corporation

STATEMENTS OF STOCKHOLDERS' EQUITY

For the two years ended June 30, 2000

	Convertible Preferred Stock
			Common Stock
					Accumulated Deficit
	Shares	Amount	Shares	Amount		Total
Balance July 1, 1998	1,075,641	$2,063,150	5,606,796	$2,998,685	$(3,145,986)	$1,915,849
Issuance of common stock under employee stock option plan			400,000	204,000		204,000
Conversion of preferred stock into common stock	(3,000)	(6,000)	3,000	6,000
Net income					441,714	441,714

Balance June 30, 1999	1,072,641	2,057,150	6,009,796	3,208,685	(2,704,272)	2,561,563
Issuance of common stock under employee stock option plan			117,250	40,646		40,646
Conversion of preferred stock into common stock	(167,277)	(334,554)	167,277	334,554
Net income					119,251	119,251

Balance June 30, 2000	905,364	$1,722,596	6,294,323	$3,583,885	$(2,585,021)	$2,721,460

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

Revenue Recognition

    Revenue from product sales is recognized at the time of shipment. Estimated sales returns are netted against sales to obtain net sales and are not material. In accordance with Statement of Position 97-2, "Software Revenue Recognition," revenue from software sales is recognized when persuasive evidence of a contract exists, software has been delivered and accepted, the fee is fixed or determinable and collectibility is probable. Payments received in advance of revenue recognition are recorded as deferred revenue until earned.

Cash and Equivalents

    The Company considers all highly liquid investments that mature within three months of acquisition to be cash equivalents.

Inventories

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and Equipment

    Property and equipment are stated at cost less accumulated depreciation and amortization that is calculated on a straight-line basis over their estimated useful lives of 2-7 years. Property and equipment consist primarily of manufacturing and engineering equipment, and furniture and fixtures. Disposals are removed at cost less accumulated depreciation or amortization and any gain or loss from disposition is reflected in the statement of operations in the year of disposition.

Engineering and Development Costs

    Engineering and development costs are charged to expense as incurred.

Warranty Costs

    Estimated warranty costs are accrued at the time products are sold.

Advertising Expenses

    Advertising costs are expensed as incurred. Advertising expense was $116,790 and $155,903 for the years ended June 30, 2000 and 1999, respectively.

Income Tax

    Income taxes are calculated using the asset and liability approach under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities and on tax loss and credit carryforwards using the enacted tax rates.

Convertible Preferred Stock

    Convertible preferred stock has the same voting and dividend rights as common stock. Preferred stock has a liquidation preference of $2.00 per share and is convertible one-for-one into common stock at the stockholder's option.

Net Income (Loss) per Share

    Basic net income (loss) per common share is based on the weighted average number of common shares and convertible preferred shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding. Potential shares result from the assumed exercise of outstanding stock options. Diluted earnings per share excludes the effect of antidilutive stock options, aggregating 5,000 for the year ended June 30, 2000, and 934,000 for the year ended June 30, 1999.

    A reconciliation of the number of weighted average common shares outstanding to the number of weighted average common and potential common shares outstanding is as follows:

	2000	1999
Weighted average common shares (including preferred) outstanding	7,166,766	7,036,383
Dilutive effect of warrants and stock options	910,263	83,442

Weighted average common and potential common shares outstanding	8,077,029	7,119,825

Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company maintains an allowance for doubtful accounts based upon its historical experience and the expected collectibility of all accounts receivable. Credit losses to date have been within the Company's estimates. Cash held in financial institutions may, at times, exceed federally insured limits.

    None of the Company's customers accounted for more than 10% of net sales for the year ended June 30, 1999. Two customers exceeded 10% of net sales for the year ended June 30, 2000 as described below:

	Percent of net sales	Percent of A/R balance at June 30, 2000	Segment
Customer #1	11%	8%	Remote Voice
Customer #2	10%	16%	Equipment & ASIC

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

New Accounting Pronouncements

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for the Company's fiscal year 2001. Management is evaluating the standard, but it is not anticipated to have an impact on the Company's financial position or results of operations when adopted because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities.

    In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which summarizes the SEC's views on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Adoption is currently required by the Company in fiscal 2001. Management is currently evaluating the impact that SAB 101 may have on the financial position and results of operations of the Company.

    In March 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44, effective July 1, 2000, clarifies and modifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. Management is currently evaluating the standard, but does not expect FIN 44 to have a material effect on its financial position or results of operations.

2.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant, and equipment consist of the following:

	June 30, 2000	June 30, 1999
Manufacturing and engineering equipment	$2,217,300	$2,612,297
Furniture and fixtures	64,668	85,768
Other	4,699	4,699

	2,286,667	2,702,764
Less accumulated depreciation	(1,752,291)	(2,319,958)

	$534,376	$382,806

3.  NOTE PAYABLE

    In November 1998 the Company entered into a note payable with Imperial Premium Finance, Inc. for $82,800 at 7.86% to finance an insurance policy. The note is payable in monthly installments of principal and interest through August 2001.

4.  LEASE COMMITMENTS

    The Company leases its headquarters facility under an operating lease agreement through fiscal 2004. This agreement then has two annual renewal options. Future minimum lease payments for the years ending June 30 are as follows:

2001	626,708
2003	640,278
2003	659,276
2004	384,578

$2,310,840

Total rent expense was $598,226 in 2000 and $564,314 in 1999.

5.  SEGMENT INFORMATION

    The operations of the Company were organized into three principal business segments, Remote Voice, Telecom Equipment, and ASICs (Application Specific Integrated Circuits) during fiscal 2000. The Remote Voice segment includes software-based telecommuting products. The Telecom Equipment segment includes network simulation equipment and line sharing switches. The ASIC segment is a line of semiconductors for telecom applications. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. The Company's reportable segments have been determined based on the nature of its operations, products offered to customers, and information used by management. Operating results and other financial data for each segment are as follows (in thousands):

	Remote Voice	Telecom Equipment	ASICs	Total
Sales and Other Revenue
2000	2,582	6,612	2,833	12,027
1999	1,044	6,511	2,806	10,361
Net Income (Loss)
2000	(2,465)	2,049	535	119
1999	(1,690)	1,783	349	442
Depreciation
2000	71	33	—	104
Identifiable Assets
2000	788	1,898	695	3,381

    There were no intersegment sales. Segment operating results are measured based on net income or loss. Assets and related depreciation were not separated by reportable segment prior to fiscal 2000. Facilities expense and other indirect expenses were allocated to reportable segments using various methods such as percentage of square footage used to total square footage and estimated allocation of time spent by various personnel. Total identifiable assets and related depreciation of the segments do not equal the financial statement totals at June 30, 2000, because certain assets are not allocated to the segments, primarily cash and cash equivalents and common use property and equipment.

6.  SUBSEQUENT EVENT

    In August 2000 the Company entered into an agreement to sell assets related to its ASIC segment to CP Clare Corporation. Total consideration for the assets is expected to be $1,975,000.

7.  LINE OF CREDIT

    The Company has a line of credit agreement with a bank for the lesser of $1,500,000 or an amount calculated based on 75% of eligible domestic and 60% of eligible foreign accounts receivable. The line is renewable in July 2001, is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets, and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. The line of credit bears interest at prime plus 1/2% (10% at June 30, 2000). As of June 30, 2000, there were no borrowings under this line of credit.

Teltone Corporation

NOTES TO FINANCIAL STATEMENTS (Continued)

8.  INCOME TAX

	June 30, 2000	June 30, 1999
Deferred tax assets
Net operating loss carryforwards	$4,151,000	$4,158,000
Amortization	223,000	255,000
Tax credits	—	183,000
Accrued liabilities	113,000	83,000
Deferred revenue	26,000	—
Inventory allowances	13,000	63,000
Other	24,000	33,000

	$4,550,000	$4,775,000

Deferred tax liabilities	(26,000)	(24,000)

Depreciation	(26,000)	(24,000)

	4,524,000	4,751,000
Less: Valuation allowance	(4,524,000)	(4,751,000)

Net deferred tax asset	$—	$—

    Due to the Company's loss history and related uncertainty regarding future taxable income, the Company has established a valuation allowance of $4,524,000 against deferred tax assets. At June 30, 2000, the Company had net operating loss carryforwards of approximately $12,209,000. The carryforwards expire from 2001 through 2020. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards.

    The reconciliation of taxes on income at the federal statutory rate to the actual tax expense of $0 is:

	June 30, 2000	June 30, 1999
Tax at statutory rate	$41,000	$150,000
Tax credits	183,000	860,000
Nondeductible items	3,000	24,000
Change in valuation allowance	(227,000)	(1,034,000)

	$—	$—

9.  STOCK OPTIONS

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

    The Company accounts for common stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), requires companies who elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. Had the Company accounted for common stock options under FAS 123, compensation cost would have been recorded in an amount based on the fair value at the grant dates. Total compensation cost related to common stock options would have been $142,632 and $92,725 for the years ended June 30, 2000 and 1999, respectively. As a result, the Company's net income (loss) and net income (loss) per share would have been as follows:

		2000	1999
Net income (loss)	As reported	$119,251	$441,714
	Pro forma	(23,381)	348,989
Basic net income (loss) per common share outstanding	As reported	$.02	$.06
	Pro forma	$(.00)	.05
Diluted net income (loss) per common and potential common shares outstanding	As reported	$.01	$.06
	Pro forma	$(.00)	.05

    Under FAS 123, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 149.0% and 126.8% for the years ended June 30, 2000 and 1999, respectively; an expected life of six years in both years, risk-free interest rate ranging from 6.1% to 6.6% for fiscal 2000 and 4.1% to 5.9% for fiscal 1999; no expected dividend payments in either year; and assumed forfeiture rate of 0% in both years. The weighted average fair value of options granted during fiscal 2000 and fiscal 1999 was $.63 and $.41, respectively.

    The proforma effect on net income (loss) and net income (loss) per share resulting from the compensation expense attributed to stock options as calculated under FAS 123 may not be representative of the effects on future years as options vest over several years and additional awards may be granted in the future.

    The Company's stock option plans are summarized below:

	Employee Stock Option Plan		Directors' Stock Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Shares under option:
Outstanding at July 1, 1998	1,082,000.48		200,000.50
Options granted	319,000.57
Options exercised	(400,000)	.51
Options lapsed	(86,000)	.50

Outstanding at June 30, 1999	915,000.49		200,000.50
Options granted	412,000.65
Options exercised	(117,250)	.35
Options lapsed	(64,750)	.54

Balance, June 30, 2000	1,145,000.56		200,000.50
Available to grant at June 30, 2000	30,500		120,000
Options exercisable:
June 30, 2000	377,250.49		200,000.50
June 30, 1999	333,750.42		162,500.50

    The following table summarizes information about stock options outstanding at June 30, 2000:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at 6/30/2000		Weighted Average Exercise Price	Number Exercisable at 6/30/2000	Weighted Average Exercise Price
Employee Plan
$ .30 to $ .50	460,000	2.5 years	$.48	305,750	$.47
$ .51 to $ .63	671,000	4.9 years	$.59	71,500	$.58
$1.28 to $2.31	14,000	5.8 years	$1.70
Directors' Plan
$ .50	200,000	2.5 years	$.50	200,000	$.50

10.  EMPLOYEE BENEFIT PLAN

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

Item 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Business Experience	Age	Position
Debra L. Griffith VP Finance & CFO, 1998-2000 Carver Corporation, 1996-1998 Teltone Corporation, 1983-1996 Deloitte Haskins & Sells, 1980-1983	41	President & CEO, Acting Chief Financial Officer Effective August 17, 2000
Richard G. Johnson Director of Manufacturing, 1983-1987 Senior Operations Manager, 1982-1983 Manufacturing Manager, 1977-1982	56	Vice President, Operations Effective February 25, 1987
Ray Ma Director of Engineering, 1989-1995 Engineering Manager, 1976-1989 Design Engineer, 1972-1976	54	Vice President Engineering Effective March 1, 1995
Mark Blazek VP Sales & Marketing, 1997-2000 Market Group Manager, 1994-1997 GN Netcom, 1988-1994 Industrial Servo, Inc., 1986-1988	36	Sr. Vice President Corporate Development Effective August 25, 2000
Peter C. Spratt Secretary 1991-1995 Preston Gates & Ellis, 1990-1995 Touche Ross & Co., 1985-1987 Shidler McBroom Gates & Lucas, 1982-1985	45	Secretary & General Counsel Effective June 12, 1995

    The remaining information required by this item is incorporated by reference to pages 2 through 5 of the Company's definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on November 2, 2000 (the "Proxy Statement"), which the Company will file with the Commission within 120 days after the end of its 2000 fiscal year. Information regarding executive officers of the Company is included at the end of Part III of this Form 10-KSB.

Item 10.  EXECUTIVE COMPENSATION

    The section entitled "Executive Officer Compensation" on pages 6 through 9 of the Proxy Statement and the section entitled "Director Compensation" on page 6 of the Proxy Statement are incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The sections entitled "Election of Directors and Management Information" to the extent of the disclosures on pages 1 through 5 of the Proxy Statement are incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

B.
Reports on Form 8-K:

      None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on September 19, 2000.

TELTONE CORPORATION
By:	/s/ DEBRA L. GRIFFITH Debra L. Griffith President and CEO

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the pursuing persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES L. ANDERSON Charles L. Anderson	Chairman and Director	September 19, 2000
(a) Principal Executive Officer:
/s/ DEBRA L. GRIFFITH Debra L. Griffith	President and Chief Executive Officer and Director	September 19, 2000
(b) Principal Financial and Accounting Officer:
/s/ DEBRA L. GRIFFITH Debra L. Griffith	Acting Chief Financial Officer	September 19, 2000
(c) Other Directors:
/s/ RICHARD W. SOSHEA Richard W. Soshea	Director	September 19, 2000
/s/ TRACY S. STORER Tracy S. Storer	Director	September 19, 2000

/s/ CHARLES P. WAITE Charles P. Waite	Director	September 19, 2000
/s/ DON C. WILSON Don C. Wilson	Director	September 19, 2000
/s/ PAUL M. WYTHES Paul M. Wythes	Director	September 19, 2000

QuickLinks

BUSINESS
RISK FACTORS
PART II
Net Sales by Segment (in thousands)
Net Income (Loss) by Segment (in thousands)
Report of Independent Accountants
Supplemental Disclosure of Cash Flow Information
EXECUTIVE OFFICERS OF THE REGISTRANT
PART IV
SIGNATURES