Form 10QSB
period 2000-09-30
TELTONE CORP
filed 2000-11-14
CIK 96890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended SEPTEMBER 30, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES ACT OF 1934
                 For the transition period from         to

                               Commission file number  0-011275


                                    TELTONE CORPORATION
                 (Exact name of registrant as specified in its charter)


          WASHINGTON                                91-0839067
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)



 22121 - 20TH AVENUE SE, BOTHELL, WASHINGTON                            98021
  (Address of principal executive offices)                           (Zip Code)


                                     (425) 487-1515
                 (Registrant's telephone number, including area code)


                                          N/A
                 (Former name, former address and former fiscal year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

6,485,503 SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2000.

Transitional Small Business Disclosure Format (Check One):      Yes [ ]  No [X]


Index                                                                                         (PAGE NUMBER)
                                                                                              -------------
PART I.        FINANCIAL INFORMATION

Item 1.        Balance Sheet at September 30, 2000 and June 30, 2000                                     4

               Statements of Operations for the three months ended
               September 30, 2000 and 1999                                                               5

               Statements of Cash Flows for the three months ended September
               30, 2000 and 1999                                                                         6

               Notes to Unaudited Financial Statements                                                   7

Item 2.        Management's Discussions and Analysis of Financial Conditions and
               Results of Operations                                                                    10

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                        13

Item 2.        Changes in Securities                                                                    13

Item 3.        Defaults Upon Senior Securities                                                          13

Item 4.        Submission of Matters to a Vote of Security Holders                                      13

Item 5.        Other Information                                                                        13

Item 6.        Exhibits and Reports on Form 8-K                                                         14

Signature                                                                                               15


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

Balance Sheet at September 30, 2000 and June 30, 2000

Statements of Operations for the three months ended September 30, 2000 and 1999

Statements of Cash Flows for the three months ended September 30, 2000 and 1999

Notes to Unaudited Financial Statements

                               TELTONE CORPORATION
                                 BALANCE SHEETS
                      September 30, 2000 and June 30, 2000

                                                                                 September 30           June 30
                                                                                         2000              2000
ASSETS                                                                            (Unaudited)
----------------------------------------------------------------------------------------------------------------
Current assets
      Cash ...................................................................    $  2,362,119     $   503,592
      Trade accounts receivable (net of allowance for
         doubtful accounts of $33,247 and 27,248).............................       1,530,054       1,966,907
      Inventories
         Raw materials........................................................         643,239         523,227
         Work in process......................................................         159,015         157,425
         Finished goods.......................................................         337,147         445,826
                                                                                  ------------     -----------
                           Total inventories..................................       1,139,401       1,126,479
      Other current assets ...................................................          89,417          55,629
                                                                                  ------------     -----------
                           Total current assets...............................       5,120,991       3,652,606
Property, plant and equipment - net...........................................         551,175         534,376
                                                                                  ------------     -----------

TOTAL.........................................................................    $  5,672,166     $ 4,186,982
                                                                                  ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

Current liabilities
      Accounts payable - trade................................................    $    535,530      $   536,393
      Accrued compensation and benefits.......................................         849,977          703,029
      Accrued warranty expense................................................          60,244           57,911
      Other accrued expenses..................................................         124,022          130,881
      Note payable - current portion..........................................          29,595           31,779
                                                                                  ------------      -----------
                           Total current liabilities..........................       1,599,368        1,459,993

Note payable - long-term portion..............................................                            5,529

Stockholders' equity
      Convertible preferred stock - no par value; authorized 6,000,000 shares;
        891,684 and 905,364 shares issued and outstanding ($1,783,368 and
        $1,810,728 liquidation preference; or $2 per share)...................       1,695,236        1,722,596
      Common stock - no par value; authorized 20,000,000 shares;
        6,485,503 and 6,294,323 shares issued and outstanding ................       3,703,195        3,583,885
      Accumulated deficit.....................................................      (1,325,633)      (2,585,021)
                                                                                  ------------     ------------
          Stockholders' equity................................................       4,072,798        2,721,460
                                                                                  ------------     ------------

TOTAL.........................................................................    $  5,672,166      $ 4,186,982
                                                                                  ============     ============
The accompanying notes are an integral part of these financial statements.


                               TELTONE CORPORATION
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                September 30
                                                                                           ------------------
                                                                                            2000          1999
                                                                                           ------        ------
Net sales.....................................................................        $ 2,703,644  $ 2,671,438
Cost of goods sold............................................................          1,118,306    1,260,153
                                                                                      -----------  -----------

Gross margin on sales.........................................................          1,585,338    1,411,285
                                                                                      -----------  -----------

Operating expenses
      Selling, general and administrative.....................................          1,540,604    1,097,422
      Engineering and development.............................................            411,836      308,607
                                                                                      -----------  -----------
      Total operating expenses................................................          1,952,440    1,406,029
                                                                                      -----------  -----------

Income from operations........................................................           (367,102)       5,256

Other income - net............................................................              6,490        2,430

Gain on sale of product line..................................................          1,620,000            -
                                                                                      -----------  -----------

Income before tax.............................................................          1,259,388        7,686

Income tax provision..........................................................                  -            -
                                                                                      -----------  -----------

Net income....................................................................        $ 1,259,388  $     7,686
                                                                                      ===========  ===========

Basic net income per common share.............................................        $       .20  $       .00
                                                                                      ===========  ===========

Average common shares outstanding ............................................          6,349,119    6,040,071

Diluted net income per common and potential
    common share..............................................................        $       .16  $       .00
                                                                                      ===========  ===========

Average common and potential common
    shares outstanding .......................................................          7,909,200    7,597,033



The accompanying notes are an integral part of these financial statements.

                               TELTONE CORPORATION
                            STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                              September 30
                                                                                          ------------------
                                                                                          2000          1999
                                                                                          ----          ----
Cash flows from operating activities:
Net income ...................................................................        $ 1,259,388   $    7,686
Adjustments to reconcile net income to net cash used for
   operating activities:
      Depreciation ...........................................................             45,938       28,626
      Gain on sale of product line............................................         (1,620,000)           -
Changes in:
      Accounts receivable.....................................................            436,853     (109,313)
      Inventories.............................................................           (288,106)     (93,050)
      Accounts payable and accrued items......................................            141,559        7,748
      Other assets............................................................            (33,788)      (2,233)
                                                                                      -----------   -----------

                      Cash used for operating activities......................            (58,156)    (160,536)
                                                                                      -----------   -----------

Cash flows from investing activities:
      Net proceeds from sale of product line..................................          1,895,184
      Investment in property, plant and equipment.............................            (62,737)     (57,281)
                                                                                      -----------   -----------
                      Cash provided by (used for) investing activities........          1,832,447      (57,281)
                                                                                      -----------   -----------

Cash flows from financing activities:
      Net repayment of note payable...........................................             (7,713)      (7,134)
      Employee stock sales....................................................             91,950       28,545
                                                                                      -----------   -----------

                      Cash provided by financing activities...................             84,237       21,411
                                                                                      -----------   -----------

Increase (decrease) in cash ..................................................          1,858,527     (196,406)
Beginning of period...........................................................            503,592      780,590
                                                                                      -----------   -----------
End of period.................................................................        $ 2,362,119   $  584,184
                                                                                      ===========   ===========

The accompanying notes are an integral part of these financial statements.

                               TELTONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial condition and the results for the interim periods. The results of operations for the period ended September 30, 2000, are not necessarily indicative of operating results to be expected for the full year. Portions of the accompanying financial statements are derived from the June 30, 2000, audited financial statements of the Company. These interim condensed financial statements should be read in conjunction with the June 30, 2000, audited financial statements filed on form 10-KSB.

2.       SEGMENT INFORMATION

The operations of the Company are organized into three principal business segments, Remote Voice, Telecom Equipment, and ASICs (Application Specific Integrated Circuits). The Remote Voice segment includes software-based telecommuting products. The Telecom Equipment segment includes network simulation equipment and line sharing switches. The ASIC segment is a line of semiconductors for telecom applications, which was sold during the first quarter of fiscal 2001 (see Note 6). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the annual financial statements. The Company's reportable segments have been determined based on the nature of its operations, products offered to customers, and information used by management. Operating results and other financial data for each segment are as follows (in thousands):

-------------------------------------------------------------------------------------------------------------------
                                  REMOTE VOICE      TELECOM EQUIPMENT                 ASICS                  TOTAL
-------------------------------------------------------------------------------------------------------------------
SALES AND OTHER REVENUE
September 30, 2000                       468                   1,827                   409                   2,704
September 30, 1999                       618                   1,477                   576                   2,671

NET INCOME (LOSS)
September 30, 2000                      (960)                    434                 1,785                   1,259
September 30, 1999                      (528)                    469                    67                       8

DEPRECIATION
September 30, 2000                        24                       9                                            33


IDENTIFIABLE ASSETS
September 30, 2000                       876                   2,130                    16                   3,022

-------------------------------------------------------------------------------------------------------------------


There were no intersegment sales. Segment operating results are measured based on net income or loss. Assets and related depreciation were not separated by reportable segment prior to June 30, 2000. Facilities expense and other indirect expenses were allocated to reportable segments using various methods such as percentage of square footage used to total square footage and estimated allocation of time spent by various personnel. Total identifiable assets and related depreciation of the segments do not equal the financial statement totals at September 30, 2000, because certain assets are not allocated to the segments, primarily cash and cash equivalents and common use property and equipment.

3.  STOCKHOLDERS' EQUITY

The Company has two active stock option plans. The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 1,900,000 common shares to key employees of the Company, of which 500,000 shares are subject to shareholder approval at the November 2, 2000, regularly scheduled shareholders meeting. Of this total, options to purchase 996,000 shares of common stock are outstanding and 502,000 shares remain available for grant. The Nonemployee Directors Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant. All options are granted at the fair market value of the stock on the date of grant and vest over a four-year period. The maximum term of an option may not exceed six years.

4.       FEDERAL INCOME TAX

At September 30, 2000, approximately $10,950,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2001 through 2020. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.

5.       NET INCOME PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding. Potential shares result from the assumed exercise of outstanding stock options and convertible preferred stock. Diluted earnings per share excludes the effect of antidilutive stock options, aggregating 3,450 for the quarter ended September 30, 2000. There were no antidilutive stock options for the quarter ended September 30, 1999.

A reconciliation of the number of average common shares outstanding to the number of average common and common equivalent shares outstanding is as follows:

                                                                                       2000           1999
                                                                               -----------    -----------
         Average common shares outstanding                                       6,349,119      6,040,071
         Dilutive effect of potential common shares                              1,560,081      1,556,962
                                                                               -----------    -----------
         Average common and potential common shares outstanding                  7,909,200      7,597,033

6.       SALE OF ASIC SEGMENT

In August 2000 the Company entered into an agreement to sell and sold assets related to its ASIC segment to CP Clare Corporation. Total consideration for the assets was $1,975,000.

The following unaudited condensed pro forma statement of operations data gives effect to the disposition of certain assets of its ASIC segment on a pro forma basis as if the disposition had occurred at the beginning of the periods. This unaudited pro forma financial information has been prepared from the historical financial statements of the Company and should be read in conjunction therewith.

                                                                  Quarter Ended            Quarter Ended
                                                                   September 30             September 30
Pro Forma                                                                  2000                     1999
-------------------------------------------------------------- ----------------- -------------------------
Net sales................................................                $2,295                   $2,095
Net income (loss)........................................                 1,094                   $ (131)
Basic net income (loss) per
  weighted average share outstanding ....................                 $0.17                   $(0.02)
Diluted net income (loss) per weighted average
  common and potential common share outstanding..........                 $0.14                   $(0.02)


The unaudited condensed pro forma financial information is provided for illustrative purposes only and is not necessarily indicative of the results that would have been achieved had the divestitures been consummated at the dates indicated. This information is not necessarily indicative of the future operating results of the Registrant.

7.   RECENT PRONOUNCEMENTS

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

TELTONE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

STATEMENT OF FORWARD-LOOKING INFORMATION

Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

OVERVIEW

Teltone Corporation designs, develops and markets industry award-winning remote voice solutions that extend enterprise communications infrastructure to branch offices and other remote locations. With the OfficeLink line of products, companies are afforded seamless remote access to the PBX/ACD as well as CTI and intelligent routing applications. Teltone also provides a line of award-winning telecom test tools that can meet the needs of sales and tradeshow demonstration, engineering test and production test applications. Customers for these products include any manufacturer or developer of telecom equipment, which provides connectivity to the global public telephone network. Established in 1968, Teltone is a public corporation, listed on the NASD electronic OTC Bulletin Board (TTNC).

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

In the first quarter of fiscal 2000 net sales were essentially unchanged over the first quarter of the prior year. Gross margin increased from 53% to 59% due to the shift in mix toward software products in both the Remote Voice and Equipment segments. Operating expenses increased 39% due to the increased investment in the Remote Voice business. This investment exceeded the growth in gross margin dollars and as a result, income from operations of $5,000 in the first quarter of the prior year decreased to a loss from operations of $(367,000). There was a gain of $1,620,000 on the sale of certain assets of the ASIC segment which resulted in net income of $1,259,000

The Company has $10,950,000 in net operating loss carryforwards available to offset future taxable income which expire from 2001 through 2020. If substantial changes in the Company's ownership occur, there may be annual limitations on the utilization of such carryforwards. The Company has not recognized a tax asset for the net operating loss carryforwards due to the uncertainty regarding the amount of future taxable income.

After the sale of the ASIC segment, the Company now operates in two separate business segments. Telecom Equipment, which includes simulators and line sharing products, and the Remote Voice segment, which includes remote voice products.

                                                  Net Sales by Segment
                                             For Quarter Ended September 30,
                                                    (in thousands)
                  --------------- --------------- --------------- --------------- ---------------
                                       Remote         Telecom          ASICs           Total
                                       Voice         Equipment
                  --------------- --------------- --------------- --------------- ---------------
                  2000                 468            1,827            409            2,704
                  --------------- --------------- --------------- --------------- ---------------
                  1999                 618            1,477            576            2,671
                  --------------- --------------- --------------- --------------- ---------------

                                                  Net Sales by Segment
                                             For Quarter Ended September 30,
                                                    (in thousands)
                  --------------- --------------- --------------- --------------- --------------
                                   Remote Voice      Telecom           ASIC           Total
                                    Equipment
                  --------------- --------------- --------------- --------------- --------------
                  2000                (960)            434            1,785           1,259
                  --------------- --------------- --------------- --------------- --------------
                  1999                (528)            469              67              8
                  --------------- --------------- --------------- --------------- --------------

                              REMOTE VOICE SEGMENT

During the first fiscal quarter of 2001, net sales decreased in the Company's legacy hardware remote voice products and increased in its sales of OfficeLink 2000, which is a software solution. This software product is expected to continue to grow. Management believes that the product offering has significant opportunity in the expanding market for telecommuting and has committed a majority of the engineering, sales and marketing resources of the Company to this segment.

                            TELECOM EQUIPMENT SEGMENT

The Telecom Equipment segment grew 24% over the same quarter of the prior year, primarily due to the introduction in the fourth quarter of fiscal 2000 of the Telecom Simulation Platform (TSP). The TSP provides T-1 and analog simulation by using software modules running on a standard hardware platform.

                                  ASIC SEGMENT

In August 2000 the Company entered into an agreement to sell assets related to its ASIC segment to C.P. Clare Corporation. Total consideration for the assets were $1,975,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand at September 30, 2000, of $2,362,000 in addition to a line of credit agreement for $1,500,000, renewable in July 2001. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of September 30, 2000, there were no borrowings outstanding under this line.

During the quarter, certain assets of the ASIC (Application Specific Integrated Circuits) segment were sold to CP Clare Corporation. Gross proceeds were $1,975,000 and will be used for working capital. There was a gain on the sale of $1,620,000.

Options to purchase 177,500 shares of common stock were exercised during the quarter at prices ranging from $.30 to $.60, which provided the Company with $91,950 in cash.

Cash on hand and cash generated from operations, sale of common shares, as well as the line of credit should enable the Company to meet its operating and working capital needs during the next twelve months.

PART II. OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS

                  NONE

        ITEM 2.   CHANGES IN SECURITIES

                  NONE

        ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  NONE

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Shareholders was held on November 2, 2000. Out of 6,321,620 shares of common stock entitled to vote at the meeting, there were present in person or by proxy 4,844,088 shares. Out of 894,567 shares of preferred stock entitled to vote at the meeting, there were present in person or by proxy 371,799 shares.

                      a)          To elect directors:

                                                        For            Against             Abstain          Not Voted
                                         ------------------- ------------------ ------------------- ------------------
                      Common                      4,834,133              9,955                   0          1,477,532
                      Preferred                     365,396              6,403                   0            522,768

                      b) To approve an amendment to the Corporation's 1992 Stock Option Plan increasing the number of shares of common stock upon the exercise of stock options granted thereunder.

                                                        For            Against             Abstain          Not Voted
                                         ------------------- ------------------ ------------------- ------------------
                      Common                      3,490,801            134,105              56,151          2,640,563
                      Preferred                     371,032                767                   0            522,768

                      c)         To ratify the appointment of
                                 PricewaterhouseCoopers LLP as auditors for the current fiscal year.

                                                        For            Against             Abstain          Not Voted
                                         ------------------- ------------------ ------------------- ------------------
                      Common                      4,808,218              6,080              29,790          1,477,532
                      Preferred                     371,799                  0                   0            522,768



        ITEM 5.   OTHER INFORMATION

                  NONE

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                                    Exhibit 2.1 Asset Purchase Agreement
                      dated August 10, 2000 between the Company and C.P. Clare Corporation. (1)

                                    Exhibit 27.1 September 30, 2000 Financial
                      Data Schedule.

                  (b)      Reports on Form 8-K

                                    On September 20, 2000, the Company Filed
a Form 8-K under Item 2 and Item 7 for the sale of its Application Specific Integrated Circuits segment to C.P. Clare Corporation. (1)
-------------------------------------------------------------------------------
                 (1)  Incorporated herein by reference to the Corporation's
8-K filed on September 20, 2000, Commission file No. 0-11275

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     TELTONE CORPORATION
                                                     (Registrant)


Date    NOVEMBER 14, 2000                            By  /s/ DEBRA L GRIFFITH
     ------------------------                          -----------------------
                                                       Debra L. Griffith
                                                       President & Chief
                                                        Executive Officer


Date    NOVEMBER 14, 2000                            By  /s/ DEBRA L. GRIFFITH
     ------------------------                          -----------------------
                                                       Debra L. Griffith
                                                       Acting Chief Financial
                                                        Officer