Form 10QSB
period 2000-12-31
TELTONE CORP
filed 2001-02-14
CIK 96890

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                to

Commission file number 0-011275

TELTONE CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-0839067 (I.R.S. Employer Identification No.)
22121-20th Avenue SE, Bothell, Washington (Address of principal executive offices)	98021 (Zip Code)

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

6,515,503 shares of common stock outstanding as of December 31, 2000.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X ]

PART 1—FINANCIAL INFORMATION

Item 1. Financial Information (Unaudited)

Balance Sheets at December 31, 2000 and June 30, 2000

Statements of Operations for the three months and six months ended December 31, 2000 and 1999

Statements of Cash Flows for the six months ended December 31, 2000 and 1999

Notes to Unaudited Financial Statements

TELTONE CORPORATION
BALANCE SHEETS
December 31, 2000 and June 30, 2000
(Unaudited)

	December 31 2000	June 30 2000
ASSETS
Current assets
Cash and cash equivalents	$1,614,236	$503,592
Trade accounts receivable (net of allowance for doubtful accounts of $38,354 and $35,260)	1,390,219	1,966,907
Inventories
Raw materials	704,905	523,227
Work in process	181,477	157,525
Finished goods	353,144	445,826

Total inventories	1,239,526	1,126,479
Other current assets	155,294	55,629

Total current assets	4,399,275	3,652,606
Property, plant and equipment — net	569,069	534,376

TOTAL	$4,968,344	$4,186,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable — trade	$383,161	$536,393
Accrued compensation and benefits	711,042	703,029
Accrued warranty expense	54,627	57,911
Deferred revenue	186,645	76,263
Other accrued expenses	55,006	54,618
Note payable — current portion	21,730	31,779

Total current liabilities	1,412,211	1,459,993
Note payable — long-term portion		5,529
Stockholders' equity
Convertible preferred stock — no par value; authorized 6,000,000 shares; 876,684 and 905,364 shares issued and outstanding ($1,753,368 and $1,810,728 liquidation preference)	1,665,236	1,722,596
Common stock — no par value; authorized 20,000,000 shares; 6,515,503 and 6,294,323 shares issued and outstanding	3,737,695	3,583,885
Accumulated deficit	(1,846,798)	(2,585,021)

Stockholders' equity	3,556,134	2,721,460

TOTAL	$4,968,344	$4,186,982

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended December 31, 2000 and 1999
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2000	1999	2000	1999
Net sales	$2,429,999	$2,986,891	$5,133,643	$5,658,328
Cost of goods sold	1,032,925	1,373,216	2,151,231	2,633,368

Gross margin	1,397,074	1,613,675	2,982,412	3,024,960

Operating expenses
Selling, general and administrative	1,492,475	1,285,782	3,033,078	2,383,205
Engineering and development	454,720	319,948	866,556	628,554

Total operating expenses	1,947,195	1,605,730	3,899,634	3,011,759

(Loss) income from operations	(550,121)	7,945	(917,222)	13,201
Other income	28,956	2,518	35,446	4,948

Gain on sale of product line			1,620,000
(Loss) income before tax	(521,165)	10,463	738,223	18,149

Income tax provision

Net (loss) income	$(521,165)	$10,463	$738,223	$18,149

Basic net (loss) income per common share	$(.08)	$.00	$.11	$.00

Average common shares outstanding	6,504,836	6,102,296	6,429,102	6,071,089
Diluted net (loss) income per common and potential common share	$(.08)	$.00	$.10	$.00

Average common and potential common shares outstanding	6,504,836	7,613,310	7,648,612	7,603,323

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION
STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2000 and 1999
(Unaudited)

	Six Months Ended December 31
	2000	1999
Cash flows from operating activities:
Net income	$738,223	$18,149
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	90,204	57,038
Gain on sale of product line	(1,620,000)
Changes in:
Accounts receivable	576,688	(26,168)
Inventories	(388,231)	(240,525)
Accounts payable and accrued liabilities	(37,733)	(227,912)
Other current assets	(99,665)	(40,384)

Cash used for operating activities	(740,514)	(459,802)
Cash flows from investing activities:
Net proceeds from sale of product line	1,895,184
Investment in property, plant and equipment	(124,898)	(128,375)

Cash provided by (used for) investing activities	1,770,286	(128,375)
Cash flows from financing activities:
Net repayment of note payable	(15,578)	(14,407)
Employee stock sales, net	96,450	28,545

Cash provided by financing activities	80,872	14,138

Increase (decrease) in cash	1,110,644	(574,039)
Beginning of period	503,592	780,590

End of period	$1,614,236	$206,551

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial condition and the results for the interim periods. The results of operations for the period ended December 31, 2000, are not necessarily indicative of operating results to be expected for the full year. Portions of the accompanying financial statements are derived from the June 30, 2000, audited financial statements of the Company. These interim condensed financial statements should be read in conjunction with the June 30, 2000, audited financial statements filed on form 10-KSB.

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

	Remote Voice	Telecom Equipment	ASICs	Total
Three Months Ended December 31, 2000 and 1999
Net Sales
2000	398	2,032	—	2,430
1999	613	1,667	707	2,987
Net (Loss) Income
2000	(1,071)	550	—	(521)
1999	(634)	553	91	10
Depreciation
2000	22	8		30
	Remote Voice	Telecom Equipment	ASICs	Total
Six Months Ended December 31, 2000 and 1999
Net Sales
2000	866	3,859	409	5,134
1999	1,231	3,144	1,283	5,658
Net Income (Loss)
2000	(2,031)	984	1,785	738
1999	(1,163)	1,022	159	18
Depreciation
2000	46	17		63
Identifiable Assets
2000	873	1,997		2,870

    There were no intersegment sales. Segment operating results are measured based on net income or loss. Assets and related depreciation were not separated by reportable segment prior to June 30, 2000. Facilities expense and other indirect expenses were allocated to reportable segments using various methods such as percentage of square footage used to total square footage and estimated allocation of time spent by various personnel. Total identifiable assets and related depreciation of the segments do not equal the financial statement totals at December 31, 2000, because certain assets are not allocated to the segments, primarily cash and cash equivalents and common use property and equipment.

3. STOCKHOLDERS' EQUITY

    The Company has two active stock option plans. The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 1,900,000 common shares to key employees of the Company. Of this total, options to purchase 1,310,500 shares of common stock are outstanding and 175,500 shares remain available for grant. The Nonemployee Directors Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant at December 31, 2000. All options are granted at the fair market value of the stock on the date of grant and vest over a four-year period. The maximum term of an option may not exceed six years.

4. FEDERAL INCOME TAX

    At December 31, 2000, approximately $11,470,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2001 through 2020. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards at December 31, 2000. Although the Company has adopted the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, there is no tax asset recognized for the net operating loss carryforwards and tax credits due to the Company's loss history and therefore uncertainty regarding future taxable income.

5. NET INCOME PER SHARE

    Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and convertible preferred stock. Diluted earnings per share excludes the effect of antidilutive stock options, and for the quarter ended December 31, 2000, the convertible preferred stock. There were no antidilutive stock options for the quarter ended December 31, 1999.

    A reconciliation of the number of average common shares outstanding to the number of average common and potential common shares outstanding is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Average common shares outstanding	6,504,836	6,102,296	6,429,102	6,071,089
Dilutive effect of potential common shares	—	1,511,014	1,219,510	1,532,234

Average common and potential common shares outstanding	6,504,836	7,613,310	7,648,612	7,603,323

6. SALE OF ASIC SEGMENT

    In August 2000 the Company sold assets related to its ASIC segment to CP Clare Corporation. Total consideration for the assets was $1,975,000.

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

Results of Operations

    In the second quarter of fiscal 2001 net sales increased 7% over the second quarter of the prior year after adjustment for the sale of the ASIC segment in August 2000, and gross margin decreased from 59% to 57% due to a shift in product mix. Operating expenses increased 21% due to the increased investment in the Remote Voice business. This investment exceeded the growth in gross margin dollars and as a result, income from operations of $8,000 in the second quarter of the prior year decreased to a loss from operations of $(550,000).

    In the six months ended December 31, 2000, net sales increased 8% after adjustment for the ASIC sale with gross margins unchanged at 57%. Operating expenses increased 29% due to the investment in Remote Voice. There was a gain of $1,620,000 on the sale of the ASIC segment which resulted in net income of $738,000.

    The Company has $11,470,000 in net operating loss carryforwards available to offset future taxable income which expire from 2001 through 2020. If substantial changes in the Company's ownership occur, there may be annual limitations on the utilization of such carryforwards. The Company has not recognized a tax asset for the net operating loss carryforwards due to the uncertainty regarding the amount of future taxable income.

    After the sale of the ASIC segment, the Company now operates in two separate business segments. Telecom Equipment, which includes simulators and line sharing products, and the Remote Voice segment, which includes remote voice products.

Net Sales by Segment
For Six Months Ended December 31,
(in thousands)

	Remote Voice	Telecom Equipment	ASICs	Total
2000	866	3,859	409	5,134
1999	1,231	3,144	1,283	5,658

Net Income (Loss) by Segment
For Six Months Ended December 31,
(in thousands)

	Remote Voice	Telecom Equipment	ASIC	Total
2000	(2,031)	984	1,785	738
1999	(1,163)	1,022	159	18

Remote Voice Segment

    During the six months ended December 31, 2000, net sales decreased in the Company's remote voice products by 30%. This decrease was due to a downturn in sales through Avaya (formerly Lucent) who has historically been a reseller of OfficeLink2000. Sales through Avaya are not expected to rebound to previous levels as the relationship is expected to shift to a marketing partnership where Avaya will refer their customers directly to the Company for OfficeLink2000 applications. Although direct sales and sales through other channels are increasing, management plans to reduce the level of investment in this segment in anticipation of slower sales growth.

Telecom Equipment Segment

    The Telecom Equipment segment grew 23% over the same period of the prior year due to increasing sales of line sharing products as well as the introduction in the fourth quarter of fiscal 2000 of the Telecom Simulation Platform (TSP). The TSP provides T-1 and analog simulation by using software modules running on a standard hardware platform.

ASIC Segment

    In August 2000 the Company entered into an agreement to sell assets related to its ASIC segment to C.P. Clare Corporation. Total consideration for the assets was $1,975,000.

Liquidity and Capital Resources

    The Company had cash on hand at December 31, 2000, of $1,614,000 in addition to a line of credit agreement for $1,500,000, renewable in July 2001. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of December 31, 2000, there were no borrowings outstanding under this line.

    During the first quarter the ASIC (Application Specific Integrated Circuits) segment was sold to CP Clare Corporation. Gross proceeds were $1,975,000 and are being used for working capital. There was a gain on the sale of $1,620,000.

    Options to purchase 192,500 shares of common stock were exercised during the first six months of the fiscal year at prices ranging from $.30 to $.60, which provided the Company with $96,450 in cash.

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
None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTONE CORPORATION (Registrant)
Date February 14, 2001	By	/s/ DEBRA L. GRIFFITH Debra L. Griffith President & Chief Executive Officer
Date February 14, 2001	By	/s/ DEBRA L. GRIFFITH Debra L. Griffith Acting Chief Financial Officer

QuickLinks

TELTONE CORPORATION BALANCE SHEETS December 31, 2000 and June 30, 2000 (Unaudited)
TELTONE CORPORATION STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended December 31, 2000 and 1999 (Unaudited)
TELTONE CORPORATION STATEMENTS OF CASH FLOWS For the Six Months Ended December 31, 2000 and 1999 (Unaudited)
TELTONE CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS
Net Sales by Segment For Six Months Ended December 31, (in thousands)
Net Income (Loss) by Segment For Six Months Ended December 31, (in thousands)
Remote Voice Segment
Telecom Equipment Segment
ASIC Segment
SIGNATURES