Form 10QSB
period 2001-03-31
TELTONE CORP
filed 2001-05-14
CIK 96890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ____________ to ____________ Commission file number 0-011275

TELTONE CORPORATION (Exact name of registrant as specified in its charter)

WASHINGTON	91-0839067

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22121 – 20th Avenue SE, Bothell, Washington	98021

(Address of principal executive offices)	(Zip Code)

(425) 487-1515 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

6,865,503 shares of common stock outstanding as of May 14, 2001.

Transitional Small Business Disclosure Format (Check One):                   Yes ☐  No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Information (Unaudited)

Balance Sheets at March 31, 2001 and June 30, 2000

Statements of Operations for the three months and nine months ended March 31, 2001 and 2000

Statements of Cash Flows for the nine months ended March 31, 2001 and 2000

Notes to Unaudited Financial Statements

TELTONE CORPORATION
BALANCE SHEETS
March 31, 2001 and June 30, 2000
(Unaudited)

ASSETS	March 31 2001	June 30 2000

Current assets
Cash and cash equivalents	$1,185,917	$503,592
Trade accounts receivable (net of allowance for doubtful accounts of $42,738 and $27,248)	866,423	1,966,907
Inventories
Raw materials	778,305	523,227
Work in process	96,115	157,525
Finished goods	399,715	445,826
Total inventories	1,274,135	1,126,479
Other current assets	127,887	55,629
Total current assets	3,454,362	3,652,606
Property, plant and equipment - net	627,512	534,376
TOTAL	$4,081,874	$4,186,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$328,693	$536,393
Accrued compensation and benefits	600,642	703,029
Accrued warranty expense	47,384	57,911
Deferred revenue	153,111	76,263
Other accrued expenses	30,892	54,618
Note payable – current portion	13,709	31,779
Total current liabilities	1,174,431	1,459,993
Note payable – long-term portion	5,529
Stockholders' equity
Convertible preferred stock - no par value; authorized 6,000,000 shares; 876,684 and 905,364 shares issued and outstanding ($1,753,368 and $1,810,728 liquidation preference)	1,665,236	1,722,596
Common stock - no par value; authorized 20,000,000 shares; 6,865,503 and 6,294,323 shares issued and outstanding	3,811,195	3,583,885
Deferred stock compensation	(73,150)
Accumulated deficit	(2,495,838)	(2,585,021)
Stockholders' equity	2,907,443	2,721,460
TOTAL	$4,081,874	$4,186,982

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended March 31, 2001 and 2000
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2001	2000	2001	2000

Net sales	$1,951,824	$2,889,273	$7,085,468	$8,547,602
Cost of goods sold	937,573	1,372,199	3,088,805	4,005,568
Gross margin on sales	1,014,251	1,517,074	3,996,663	4,542,034

Operating expenses
Selling, general and administrative	1,152,945	1,252,638	4,185,676	3,635,843
Engineering and development	525,949	345,093	1,392,852	973,647
Total operating expenses	1,678,894	1,597,731	5,578,528	4,609,490
Loss from operations	(664,643)	(80,657)	(1,581,865)	(67,456)

Other income (expense)	15,602	(599)	51,048	4,349

Gain on sale of product line			1,620,000
(Loss) income before tax	(649,041)	(81,256)	89,183	(63,107)
Income tax provision
Net (loss) income	$(649,041)	$(81,256)	$89,183	$(63,107)
Basic net income (loss) per common share	$(.10)	$(.01)	$.01	$(.01)
Average common shares outstanding	6,515,503	6,114,671	6,455,624	6,091,871

Diluted net (loss) income per common and potential common share	$(.10)	$(.01)	$.01	$(.01)

Average common and potential common shares outstanding	6,515,503	6,114,671	7,605,523	6,091,871

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION
STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2001 and 2000
(Unaudited)

	Nine Months Ended March 31
	2001	2000

Cash flows from operating activities:
Net income (loss)	$89,183	$(63,107)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	182,324	93,221
Gain on sale of product line	(1,620,000)
Changes in:
Accounts receivable	1,100,484	(285,097)
Inventories	(422,840)	(219,827)
Accounts payable and accrued liabilities	(267,492)	107,097
Other current assets	(72,258)	(25,122)
Cash used for operating activities	(1,010,599)	(392,835)

Cash flows from investing activities:
Net proceeds from sale of product line	1,895,184
Purchase of property, plant and equipment	(275,460)	(195,845)
Cash provided by (used for) investing activities	1,619,724	(195,845)

Cash flows from financing activities:
Repayment of note payable	(23,600)	(21,823)
Employee stock sales, net	96,800	47,502
Cash provided by financing activities	73,200	25,679
Increase (decrease) in cash	682,325	(563,001)
Beginning of period	503,592	780,590
End of period	$1,185,917	$217,589

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

The unaudited Interim Financial Statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial condition and the results for the interim periods.  The results of operations for the periods ended March 31, 2001, are not necessarily indicative of operating results to be expected for the full year.  Portions of the accompanying financial statements are derived from the June 30, 2000 audited financial statements of the Company.  These interim condensed financial statements should be read in conjunction with the June 30, 2000 audited financial statements filed on form 10-KSB.

2.          SEGMENT INFORMATION

The operations of the Company have been organized into three principal business segments, Remote Voice, Telecom Equipment, and ASICs (Application Specific Integrated Circuits).  The Remote Voice segment includes software-based telecommuting products.  The Telecom Equipment segment includes network simulation equipment and line sharing switches.  The ASIC segment was a line of semiconductors for telecom applications, which was sold during the first quarter of fiscal 2001 (see Note 6).  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the annual financial statements.  The Company’s reportable segments have been determined based on the nature of its operations, products offered to customers, and information used by management.  Operating results and other financial data for each segment are as follows (in thousands):

	Remote Voice	Telecom Equipment	ASIC	Total

	Three Months Ended March 31, 2001 and 2000

Net Sales
2001	482	1,470		1,952
2000	738	1,543	608	2,889

Net (Loss) Income
2001	(837)	188		(649)
2000	(574)	396	97	(81)

Depreciation
2001	20	5

	Remote Voice	Telecom Equipment	ASIC	Total

	Nine Months Ended March 31, 2001 and 2000

Net Sales
2001	1,347	5,329	409	7,085
2000	1,969	4,688	1,891	8,548

Net Income (Loss)
2001	(2,868)	1,172	1,785	89
2000	(1,737)	1,418	256	(63)

Depreciation
2001	66	22		88

Identifiable Assets
2001	651	1,781		2,432

There were no intersegment sales.  Segment operating results are measured based on net income or loss.  Assets and related depreciation were not separated by reportable segment prior to June 30, 2000.  Facilities expense and other indirect expenses were allocated to reportable segments using various methods such as percentage of square footage used to total square footage and estimated allocation of time spent by various personnel.  Total identifiable assets and related depreciation of the segments do not equal the financial statement totals at March 31, 2001, because certain assets are not allocated to the segments, primarily cash and cash equivalents and common use property and equipment.

3.          STOCKHOLDERS' EQUITY

The Company has two active stock option plans.  The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 1,900,000 common shares to key employees of the Company.   Of this total, options to purchase 1,280,500 shares of common stock are outstanding and 202,500 shares remain available for grant at March 31, 2001.   The Nonemployee Directors Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company.  Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant at March 31, 2001.  All options are granted at the fair market value of the stock on the date of grant and vest over a four-year period.  The maximum term of an option may not exceed six years.

4.          RESTRICTED STOCK AGREEMENT

On March 29, 2001, the Company issued 350,000 shares of common stock subject to certain restrictions to the CEO, resulting in deferred compensation of $73,500 based on fair market value on the date of issuance.  The deferred stock compensation will be amortized over the three-year vesting period.

5.          LEASE COMMITMENTS

The Company was released from its lease on its headquarters facility on April 1, 2001, and entered into a new lease for a smaller facility.  The agreement has a five-year term with provisions for cancellation after three years.  Future minimum lease payments for the years ending June 30 are as follows:

2002	237,096
2003	237,096
2004	210,844
$685,036

6.          FEDERAL INCOME TAX

At March 31, 2001, approximately $12,119,000 in net operating loss carryforwards were available to offset future taxable income and expire from 2001 through 2020.  If substantial changes in the Company’s ownership should occur, there may be annual limitations on the utilization of such carryforwards.   Although the Company has adopted the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, there is no tax asset recognized due to the Company’s loss history and therefore uncertainty regarding future taxable income.

7.          NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding.  Potential common shares result from the assumed exercise of outstanding stock options and convertible preferred stock.  Diluted earnings per share excludes the effect of antidilutive stock options, and for periods in which there is a loss, the convertible preferred stock.

A reconciliation of the number of average common shares outstanding to the number of average common and potential common shares outstanding is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2001	2000	2001	2000
Average common shares outstanding	6,515,503	6,114,671	6,455,624	6,091,871
Dilutive effect of potential common shares			1,149,899
Average common and potential common shares outstanding	6,515,503	6,114,671	7,605,523	6,091,871

8.          SALE OF ASIC SEGMENT

In August 2000 the Company sold assets related to its ASIC segment to CP Clare Corporation.  Total consideration for the assets was $1,975,000.

9.          RECENT PRONOUNCEMENTS

In December 1999 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” which summarizes the SEC’s views on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  Adoption is currently required by the Company in fiscal 2001.  Management is currently evaluating the impact that SAB 101 may have on the financial position and results of operations of the Company.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“SFAS 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was adopted by the Company effective July 1, 2000. Adoption of this statement did not have any impact on the Company's financial position or results of operations because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities.

In March 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  FIN 44 clarifies and modifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation and was adopted by the Company effective July 1, 2000.  Adoption of this standard had no impact on the Company's financial position or results of operations.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Statement of Forward-Looking Information

Statements contained herein that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

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

Results of Operations

In the third quarter of fiscal 2001 net sales decreased 14% over the third quarter of the prior year after adjustment for the sale of the ASIC segment in August 2000, and gross margin decreased from 53% to 52% due to non-recurring charges associated with the decision by management to outsource circuit board assembly.  Gross margin for the quarter ending March 31, 2001, would have been 57% after adjustment for the costs of discontinuing the Company’s assembly production line.  This change is expected to result in improved gross margin for the Telecom Equipment segment in future periods.  Operating expenses increased 4% due to increased spending in research and development on Remote Voice products which was offset by lower selling, general and administrative expenses as a result of cost containment efforts.  During the quarter employment was reduced by 25% to 62 employees; however, the reduced costs associated with this reduction of approximately $280,000 per quarter will not be realized until the fourth fiscal quarter due to severance payments.  This reduction affected all areas of the Company; however, the most significant reductions were in sales and marketing and in production due to the decision to outsource assembly.

In the nine months ended March 31, 2001, net sales and gross margin were unchanged after adjustment for the ASIC sale when compared to the same period in the prior year.  Remote Voice sales were down 32% due to the termination of the Company’s private label agreement with Avaya and Telecom Equipment sales were higher by 14% due to higher sales of line sharing products to the utility companies. Operating expenses were 20% higher due to increases in Remote Voice engineering and development costs.  There was a gain of $1,620,000 on the sale of the ASIC segment.   Management has made several changes in operating strategies that should result in lower operating expenses in future quarters.  These changes, which include outsourced assembly, reduced staff, as well as the decision to move to a smaller facility, approximate $1,500,000 annually.  On April 1, 2001, the Company was released from its lease on its headquarters facility in Bothell and entered into a new lease in the same business park.  This change reduces the Company’s available square footage from 47,000 to 18,000 and reduces its projected facilities costs by over $400,000 annually.  This 62% reduction in square footage is accomplished through a combination of reduced need for manufacturing space, reduction in staff, as well as significant use of the Company’s OfficeLink2000 telecommuting product which will enable 27% of  employees to work from home while maintaining seamless connectivity to the office infrastructure.

The Company has $12,119,000 in net operating loss carryforwards available to offset future taxable income which expire from 2001 through 2020.  If substantial changes in the Company’s ownership occur, there may be annual limitations on the utilization of such carryforwards.  The Company has not recognized a tax asset for the operating loss carryforwards due to the uncertainty regarding the amount of future taxable income.

After the sale of the ASIC segment, the Company now operates in two separate business segments.  Telecom Equipment, which includes simulators and line sharing products, and the Remote Voice segment, which includes remote voice products.

Net Sales by Segment For Nine Months Ended March 31, (in thousands)
	Remote Voice	Telecom Equipment	ASIC	Total
2001	1,347	5,329	409	7,085
2000	1,969	4,688	1,891	8,548

Net Income (Loss) by Segment For Nine Months Ended March 31, (in thousands)
	Remote Voice	Telecom Equipment	ASIC	Total
2001	(2,868)	1,172	1,785	89
2000	(1,737)	1,418	256	(63)

Remote Voice Segment

During the nine months ended March 31, 2001, net sales decreased by 32%.  This decrease was due to the termination of the Company’s private label agreement with Avaya (formerly Lucent) who has been a reseller of the OfficeLink 2000.  The Company’s relationship with Avaya had not been profitable, and the termination of this agreement resulted in Management’s decision to reduce the level of investment in this segment commensurate with the lowered expectations for growth in sales with the goal of profitable results in fiscal 2002.

Telecom Equipment Segment

The Telecom Equipment segment grew 14% over the same period of the prior year due to increasing sales of line sharing products, although profitability was lower as line sharing margins are lower.  In addition, operating expenses were higher due to the costs associated with the introduction of the Telecom Simulation Platform (TSP).  The TSP provides T-1 and analog simulation by using software modules running on a standard hardware platform.

ASIC Segment

In August 2000 the Company entered into an agreement to sell assets related to its ASIC segment to C.P. Clare Corporation.  Total consideration for the assets was $1,975,000.

Liquidity and Capital Resources

The Company had cash on hand at March 31, 2001, of $1,186,000 in addition to a line of credit agreement for $1,500,000, renewable in July 2001.  The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions.  As of March 31, 2001, there were no borrowings outstanding under this line.

During the first fiscal quarter the ASIC (Application Specific Integrated Circuits) segment was sold to CP Clare Corporation.  Gross proceeds were $1,975,000 and are being used for working capital.  There was a gain on the sale of $1,620,000.

Accounts receivable decreased due to lower sales levels in the current quarter, as well as the sale of the ASIC segment in the first quarter.  Cash on hand was lower due to operating losses year to date.

Options to purchase 192,500 shares of common stock were exercised during the first nine months of the fiscal year at prices ranging from $.30 to $.60, which provided the Company with approximately $97,000 in cash.

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
                                        None

                           (b)        Form 8-K
                                        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELTONE CORPORATION
(Registrant)

Date	May 14, 2001	By	/s/ DEBRA L. GRIFFITH
Debra L. Griffith
President & Chief Executive Officer

Date	May 14, 2001	By	/s/ DEBRA L. GRIFFITH
Debra L. Griffith
Acting Chief Financial Officer