Form 10KSB
period 2001-06-30
TELTONE CORP
filed 2001-09-24
CIK 96890

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-11275

TELTONE CORPORATION
(Name of small business issuer in its charter)

STATE OF WASHINGTON	91-0839067
22116 - 23rd Drive SE, Bothell, WA (Address of principal executive offices)	98021 (Zip Code)
Issuer's telephone number, including area code: (425) 487-1515
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock without par value
(Title of Class)

    Check whether the registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 if Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $8,757,682

    State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $1,268,222

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 6,865,503 shares of common stock outstanding as of September 7, 2001.

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

(1) Proxy statement dated September 27, 2001 for use in connection with the Company's Annual Meeting of Shareholders to be held on November 6, 2001. (Part III, Item 9, (Directors Only) and Items 10, 11, and 12).

Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

PART I

Item 1. DESCRIPTION OF BUSINESS

    This report contains forward-looking statements that describe the Company's business and the expectations of the Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends, or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

BUSINESS

    Teltone Corporation designs, manufactures, and sells specialty electronic telecommunications equipment, software, and components to a variety of business end users and original equipment manufacturers internationally. Customers are primarily located in North America, Asia, and Western Europe. Incorporated in 1968, Teltone is a public corporation, listed on the NASD electronic OTC Bulletin Board (TTNC).

    Teltone develops and markets industry award-winning telephony solutions that extend the enterprise communications infrastructure to branch offices and other remote locations. With the OfficeLink line of products, companies are afforded seamless remote access to the PBX/ACD as well as CTI and intelligent routing applications. Teltone also provides a line of award-winning telecom test tools that can meet the needs of sales and tradeshow demonstration, engineering test and production test applications. Customers for these products include any manufacturer or developer of telecom equipment, which provides connectivity to the global public telephone network.

    At Teltone's core is a remarkable depth of telecom expertise acquired from over 32 years in the marketplace. Teltone is a name synonymous with high-value, reliable telecom solutions.

    Today Teltone is focused on developing solutions that capitalize on industry trends, such as the virtual workplace, disaster preparedness, cost containment efforts and quality of service issues created by voice traffic on data networks.

INDUSTRY BACKGROUND

    The telecommunications market has been changing dramatically driven by new computer and telephony technologies. This dynamic and competitive environment provides many new opportunities for Teltone's product lines. The telecommuting and equipment products are sold primarily in North America to business end users and utilities, both large and small.

PRODUCTS

Telework Products

    Today's fast-paced business world has fostered a significant change in the way people do business. Employees need to be readily available to customers, partners, and coworkers regardless of time or place. Companies have a growing need to provide connectivity to their office infrastructure to a distributed workforce. Telework takes many forms, including:

  •
  telecommuters

  •
  branch offices

  •
  mobile Professionals

  •
  field service personnel

    The benefits of telework are numerous and compelling. Companies that have adopted telework programs have experienced:

  •
  increased productivity

  •
  reduced facility costs

  •
  successful employee recruitment and long-term retention

  •
  extended hours of operation

  •
  faster recovery from unforeseen disasters

  •
  overall increase in customer satisfaction and ultimately revenues

    Teltone's award-winning OfficeLink suite provides seamless remote access to the corporate telephone system. OfficeLink products require no proprietary hardware at the remote locations, resulting in lower total cost of ownership.

    OfficeLink has solid roots in the most demanding of environments - the enterprise business call center. This foundation of rock-solid reliability and flexible architecture has enabled expansion into the general telework market. The result is a new focus on broader applications such as mobile executives and government agencies.

    Our OfficeLink products are based on a robust client/server design that offers optional VoIP (Voice over Internet Protocol) connectivity. Telephone functions are provided to the user via a Windows-based, customizable "softphone." OfficeLink 2000 provides phone-intensive remote workers with all the digital features of their Nortel, Siemens, Avaya, or NEC phone systems. OfficeLink 1000 is a universal solution, suitable for any switch environment.

    OfficeLink has been successfully deployed in a variety of vertical markets, such as financial services, utilities, manufacturing, catalog sales, insurance, government, media publishing, high tech, and consumer goods and services.

Test Tools

    Used by virtually every leading manufacturer of products that connect to the public network, Teltone is now the industry standard for reliable, affordable, feature-rich telecom simulation equipment.

    Often referred to as "a phone company in a box," Teltone simulators enable application development and manufacturing test without a live telephone connection. Benefits include:

  •
  high volume testing without recurring phone line costs

  •
  testing of overseas protocols without travel expenses

  •
  tradeshow and sales demos without phone lines

    Teltone simulators incorporate the most advanced telephone network features, often before they are made available to the public. This helps equipment manufacturers stay competitive by developing products that can make use of telephony features as soon as they appear. Teltone is continually researching next-generation test and demonstration requirements to capitalize on emerging telecommunications technologies.

Line Sharing

    Teltone's line sharing products are built to rigorous customer requirements and enable multiple devices to share a single telephone line for remote data collection and other applications. Benefits include:

  •
  reduced installation costs

  •
  decreased monthly line charges

  •
  improved data security

  •
  faster connect times

    Common applications are utility substation and industrial meter reading, elevator equipment monitoring, and self-service coin counting machine data collection.

MARKETING, SALES, AND DISTRIBUTION

    Teltone's products are sold through various sales channels including Value Added Resellers (VARs), OEMs, distributors and direct. These channels are supported by a direct sales force and by a network of independent sales representatives.

    The Company's products are promoted through magazine articles and advertising, telephone sales, and through the Company's website www.teltone.com. Product and sales support are provided from Teltone's Bothell, WA, facility.

    The Company has an agreement with Softel for local support of OfficeLink products in Western Europe as well as channels of distribution in Europe and Asia for its test tools.

COMPETITION

    Over the years, Teltone has developed a strong reputation for delivering high quality products and excellent customer service. Teltone is known for solving unique customer problems in specialty niches of the business-user and utility markets. Some user products face significant competition from suppliers that are larger and more established in their particular market segments. Teltone concentrates on selling its products into applications that require the relatively high performance, reliability and excellent service.

    Teltone's test tools dominate the lower price point market niche for line simulation solutions and the customer's alternative is to subscribe to costly monthly line charges for public phone lines.

    Line sharing products are customized to meet unique specifications for commercial applications as well as unique requirements for public utility companies. As such, competition for these products is indirect and limited to other types of remote data collection technologies.

    OfficeLink products are Windows-based software solutions that compete with suppliers of hardware solutions providing features. Additional competition is from PBX switch manufacturers such as Lucent, Nortel and Siemens who provide some similar functionality with their PBX offerings.

RESEARCH AND DEVELOPMENT

    The telecommunications industry is subject to continuous technological changes. Thus, well positioned new products that solve problems for customers are essential to Teltone's ability to grow. In fiscal 2001 the Company spent $1,840,042 or approximately 21% of each sales dollar on product development. In 2000, product development spending was $1,328,523 or approximately 11% of sales. Management of the Company expects to increase its spending on product development in fiscal 2002.

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

BACKLOG

    At June 30, 2001, the Company's backlog of orders totaled $463,475 compared to $1,492,000 at June 30, 2000. Teltone's experience is that most customers normally order Company products on an "as needed" basis, therefore, backlog does not provide significant insight into the future performance of the Company.

MANUFACTURING

    Teltone performs final assembly and test procedures at its Bothell, WA, facility. The Company purchases raw materials, assembles kits, and an independent manufacturer assembles the products to the Company's specifications.

RAW MATERIALS

    Most standard components are available from a number of suppliers. To date, the Company has not had any significant procurement problems. However, future shortages could result in production delays that could adversely affect the Company's business.

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

EMPLOYEES

    As of June 30, 2001, the Company employed 56 full-time persons. On such date, 14 employees were engaged in production, 20 in engineering, 15 in sales, marketing, and service, and 7 in administrative functions. The Company believes its relations with its existing employees to be excellent. None of the Company's employees are represented by a labor union.

SEASONALITY

    No material portion of the business of the Company is regarded as seasonal.

INFORMATION AVAILABILITY

    The Company files regular annual reports on form 10-KSB and quarterly reports on form 10-QSB with the Securities and Exchange Commission (SEC). The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains report, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website address is http://www.sec.gov.

Item 2. PROPERTIES

    Teltone's corporate headquarters is located approximately fifteen miles northeast of Seattle in Bothell, WA, and occupies two separate buildings. One building provides 18,000 square feet of floor space for the manufacturing, engineering and product development functions of the Company with a lease that expires in 2006. The other building provides 8,000 square feet of space for the sales and administrative functions of the Company on a monthly rental agreement.

Item 3. LEGAL PROCEEDINGS

    The Company is not involved in any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the NASD electronic OTC Bulletin Board under the symbol TTNC. The Board of Directors has adopted a policy of retaining all earnings to fund business development and growth, and as a result does not declare dividends. The Board of Directors, at its discretion, may elect to declare dividends in the future.

    Following are the Company's high and low sales prices as identified from Dow Jones Interactive by quarter for the fiscal years ended June 30, 2001 and 2000:

Fiscal Year 2000	High	Low
Quarter ended September 30, 2000	$1.88	$1.06
Quarter ended December 31, 2000	$1.38	$0.16
Quarter ended March 31, 2001	$0.47	$0.19
Quarter ended June 30, 2001	$0.34	$0.22
Fiscal Year 2000	High	Low
Quarter ended September 30, 1999	$1.07	$0.41
Quarter ended December 31, 1999	$1.00	$0.50
Quarter ended March 31, 2000	$3.87	$0.75
Quarter ended June 30, 2000	$2.63	$1.08

    On March 29, 2001, the Company issued 350,000 shares of common stock subject to certain restrictions to the President and Chief Executive Officer, resulting in deferred compensation of $73,500 based on fair market value of $0.21 per share on the date of grant. The deferred stock compensation is being amortized over the three-year vesting period.

    As of September 7, 2001, there were 809 holders of the Company's common stock and 116 holders of the Company's convertible preferred stock.

Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Teltone Corporation designs, develops and markets industry award-winning telephony solutions that extend the enterprise communications infrastructure to branch offices and other remote locations. With the OfficeLink line of products, companies are afforded seamless remote access to the PBX/ACD as well as CTI and intelligent routing applications. Teltone also provides a line of award-winning telecom test tools that can meet the needs of sales and tradeshow demonstration, engineering test and production test applications. Customers for these products include any manufacturer or developer of telecom equipment, which provides connectivity to the global public telephone network. Established in 1968, Teltone is a public corporation, listed on the NASD electronic OTC Bulletin Board (TTNC).

Results of Operations

    In fiscal 2001 net sales decreased 5% over the prior year after adjustment for the sale of the ASIC (Application Specific Integrated Circuits) segment in August 2000, and gross margin decreased from 57% to 56%. In March 2001 the Company discontinued assembly of printed circuit boards. These services are being outsourced to a local manufacturer. The Company continues to perform final integration as well as testing of products prior to shipment. As a result of this change, the Company terminated nine production and related overhead employees and relocated warehouse and testing facilities to a smaller space, which resulted in one-time restructuring charges of $142,000. These charges have been included in cost of goods sold for the year. Gross margin, excluding the former ASIC segment and these restructuring charges, was 58% and is expected to increase in future periods as a result of the economies achieved by the restructuring.

    OfficeLink sales were down 39% due to a downturn in sales of the legacy hardware portion of the product line and also due to the termination of the Company's private label agreement with Avaya as a result of their renewed focus on new PBX switch sales. Sales of simulators decreased 18% as market demand for analog products has declined. This decrease was partially offset by sales of digital products, most importantly the new TSP (Telecom Simulation Platform), which is expected to continue to grow in fiscal 2002 as new software modules are released. Line sharing products increased 33% due to strength in sales to the public utility companies as a result of their need to expand their remote data collection efforts. In addition, the Company expects increased sales of their custom line sharing products in fiscal 2002 as a result of an expansion of OEM customers' needs.

    Operating expenses increased 12% due to increased spending in research and development and marketing of new software products. During fiscal year 2001, employment increased from 76 to 85 in the first half and was then reduced by 34% to 56 employees in the second half as a result of a company-wide reorganization and recombination of the two remaining business segments in an effort to return to profitability. Restructuring charges related to these terminations were $169,000. The reduced costs associated with this reorganization will not be fully realized until fiscal 2002 due to severance payments and timing of the terminations. The reorganization results in lower projected operating expenses by approximately $1,100,000 annually. This reduction affected all areas of the Company; however, the most significant reductions were in sales, general and administrative and in production due to the decision to outsource assembly.

    In addition, management elected to move to a smaller, lower cost facility. On April 1, 2001, the Company was released from its lease on its headquarters facility in Bothell and entered into a new lease in the same business park. This change resulted in a one-time moving expense of $45,000 and reduces the Company's projected facilities costs by over $400,000 annually. This is accomplished through a combination of reduced need for manufacturing space, reduction in staff, as well as significant use of the Company's OfficeLink 2000 telecommuting product that is enabling as many as

27% of employees to work from home while maintaining seamless connectivity to the office infrastructure.

    The ASIC segment with fiscal 2000 net sales of $2,833,000 represented a line of semiconductors for telecom applications. In a transaction that occurred in August 2000, this segment was sold to CP Clare Corporation, which resulted in a gain of $1,620,000.

    After the sale of the ASIC segment, the Company operated in two separate business segments until the fourth fiscal quarter: Telecom Equipment, which includes simulators and line sharing products; and the Remote Voice segment, which includes OfficeLink products. During the fourth quarter of fiscal 2001 the Company was reorganized and separate financial reporting on a segment basis was no longer appropriate and was discontinued. Management intends to operate under a single management team focused on telephony solutions with common infrastructure.

    The Company has $12,512,000 in net operating loss carryforwards available to offset future taxable income, which expire from 2002 through 2021. If substantial changes in the Company's ownership occur, there may be annual limitations on the utilization of such carryforwards. The Company has not recognized a tax asset for the operating loss carryforwards due to the uncertainty regarding the amount of future taxable income.

Liquidity and Capital Resources

    The Company had cash on hand at June 30, 2001, of $333,000 in addition to an unused line of credit agreement for up to $1,500,000, subject to certain limitations, renewable in July 2002. In addition, the Company has a capital equipment term loan of $200,000 available to finance long-term purchases. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions. As of June 30, 2001, there were no borrowings outstanding under this line.

    During the first fiscal quarter of 2001 the ASIC (Application Specific Integrated Circuits) segment was sold to CP Clare Corporation. Gross proceeds were $1,975,000 and are being used for working capital. There was a gain on the sale of $1,620,000.

    Accounts receivable decreased due to lower sales levels in the fourth quarter of 2001 compared to 2000, as well as the sale of the ASIC segment in the first quarter. Inventories increased due to increased requirements to support higher forecasted sales of line sharing products.

    Cash on hand and cash generated from operations as well as the line of credit are expected to enable the Company to meet its operating and working capital needs during at least the next twelve months.

Recent Accounting Pronouncements

    In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which summarizes the SEC's views on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 in fiscal 2001 and such adoption did not have a significant effect on the financial position and results of operations of the Company.

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS 133), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was adopted by the Company effective July 1, 2000. Adoption of this statement did not have any impact on the Company's financial position or results of operations because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities.

    In July of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS No.141) which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The Company does not expect this statement to have any impact on the financial position or results of operations of the Company.

    In July of 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. The Company does not expect this statement to have any impact on the financial position or results of operations of the Company.

Item 7. FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS
For the two years ended June 30, 2001

	2001	2000
Net sales	$8,757,682	$12,026,893
Cost of goods sold	3,844,898	5,573,505

Gross margin	4,912,784	6,453,388

Operating expenses:
Selling, general, and administrative	5,296,103	5,010,127
Engineering and development	1,840,042	1,328,523

Total operating expenses	7,136,145	6,338,650

(Loss) income from operations	(2,223,361)	114,738
Interest income (expense), net	56,531	(386)
Other (expense) income, net	(1,768)	4,899
Gain on sale of product line	1,620,000	—

(Loss) income before income tax provision	(548,598)	119,251
Income tax provision	—	—

Net (loss) income	$(548,598)	$119,251

Basic net (loss) income per common share	$(.08)	$.02

Weighted average common shares outstanding	6,475,977	7,166,766
Diluted net (loss) income per common and potential common share	$(.08)	$.01

Weighted average common and potential common shares outstanding	6,475,977	8,077,029

The accompanying notes are an integral part of these Financial Statements.

BALANCE SHEETS
As of June 30, 2001 and 2000

	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$333,243	$503,592
Trade accounts receivable (net of allowance for doubtful accounts of $29,798 and $27,248)	1,013,325	1,966,907
Inventories
Raw materials	726,072	523,227
Work in process	174,595	157,425
Finished goods	426,210	445,826

Total inventories	1,326,877	1,126,478
Other current assets	111,020	55,629

Total current assets	2,784,465	3,652,606
Property, plant, and equipment—net	638,429	534,376

TOTAL	$3,422,894	$4,186,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$398,816	$536,393
Accrued compensation and benefits	437,627	703,029
Accrued warranty	62,751	57,911
Deferred revenue	197,906	76,263
Other accrued liabilities	44,507	54,618
Note payable—current portion	5,529	31,779

Total current liabilities	1,147,136	1,459,993
Note payable—long-term portion	—	5,529
Commitments and contingencies
Stockholders' equity
Convertible preferred stock—no par value, authorized 6,000,000 shares; 876,684 and 905,364 shares issued and outstanding in 2001 and 2000, respectively ($1,753,368 and $1,810,728 liquidation preference)	1,665,236	1,722,596
Common stock—no par value; authorized 20,000,000 shares; 6,865,503 and 6,294,323 shares issued and outstanding in 2001 and 2000	3,811,195	3,583,885
Deferred stock compensation	(67,054)	—
Accumulated deficit	(3,133,619)	(2,585,021)

Stockholders' equity	2,275,758	2,721,460

TOTAL	$3,422,894	$4,186,982

The accompanying notes are an integral part of these Financial Statements.

STATEMENTS OF CASH FLOWS
For the two years ended June 30, 2001

	2001	2000
Cash flows from operating activities:
Net (loss) income	$(548,598)	$119,251
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred stock compensation	6,446	—
Depreciation	278,359	137,061
Gain on sale of product line	(1,620,000)	—
Loss on disposal of property	16,211	8,543
Changes in:
Accounts receivable	953,582	(383,808)
Inventories	(475,583)	(221,281)
Accounts payable and accrued liabilities	(286,607)	327,906
Other current assets	(55,391)	21,244

Cash (used in) provided by operating activities	(1,731,581)	8,916
Cash flows from investing activities:
Net proceeds from sale of product line	1,895,184	—
Purchase of property, plant and equipment	(398,623)	(297,174)

Cash provided by (used in) investing activities	1,496,561	(297,174)
Cash flows from financing activities:
Repayment of note payable	(31,779)	(29,387)
Employee stock sales	96,450	40,646

Cash provided by financing activities	64,671	11,259
Decrease in cash and cash equivalents	(170,349)	(276,999)
Beginning of period	503,592	780,591

End of period	$333,243	$503,592

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,804	$4,172
Restricted stock issued	$73,500	—

The accompanying notes are an integral part of these Financial Statements.

STATEMENTS OF STOCKHOLDERS' EQUITY
For the two years ended June 30, 2001

	Convertible Preferred Stock		Common Stock
					Deferred Stock Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance July 1, 1999	1,072,641	$2,057,150	6,009,796	$3,208,685		$(2,704,272)	$2,561,563
Exercise of employee stock options			117,250	40,646			40,646
Conversion of preferred stock into common stock	(167,277)	(334,554)	167,277	334,554
Net income						119,251	119,251

Balance June 30, 2000	905,364	1,722,596	6,294,323	3,583,885		(2,585,021)	2,721,460
Exercise of employee stock options			192,500	96,450			96,450
Conversion of preferred stock into common stock	(28,680)	(57,360)	28,680	57,360
Issuance of restricted stock			350,000	73,500	(73,500)
Amortization of deferred stock compensation					6,446		6,446
Net loss						(548,598)	(548,598)

Balance June 30, 2001	876,684	$1,665,236	6,865,503	$3,811,195	$(67,054)	$(3,133,619)	$2,275,758

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

Revenue Recognition

    Revenue from product sales is recognized at the time of shipment. Estimated sales returns are netted against sales to obtain net sales and are not material. In accordance with Statement of Position 97-2, "Software Revenue Recognition," revenue from sales for which software is a significant component is recognized when persuasive evidence of an agreement exists, software has been delivered and accepted, the fee is fixed or determinable and collectibility is probable. Revenue from service contracts is recognized as the services are performed. Payments received in advance of revenue recognition are recorded as deferred revenue until earned.

Cash and Equivalents

    The Company considers all highly liquid investments readily convertible to known amounts of cash that mature within three months of acquisition to be cash equivalents.

Inventories

    Inventories are stated at the lower of standard cost (which approximates costs determined on a first-in, first-out basis) or market.

Property and Equipment

    Property and equipment are stated at cost less accumulated depreciation and amortization that is calculated on a straight-line basis over their estimated useful lives of 2-7 years. Property and equipment consist primarily of engineering and computer equipment, software and furniture. Disposals are removed at cost less accumulated depreciation or amortization and any gain or loss from disposition is reflected in the statement of operations in the year of disposition.

Impairment of Long-Lived Assets

    The Company periodically evaluates the carrying value of long-lived assets to be held and used, including but not limited to, property and equipment and other assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. No losses from impairment have been recognized in the financial statements.

Software Development Costs

    Software development costs incurred subsequent to establishing a product's technological feasibility are capitalized until such product is available for general release to customers in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software

to be Sold, Leased or Otherwise Marketed." The establishment of technological feasibility of the Company's products occurred shortly before general release. Accordingly, no costs have been capitalized.

Shipping and Handling Fees

    The Company records shipping and handling fees charged to customers as revenues, and the related expense as cost of goods sold.

Engineering and Development Costs

    Engineering and development costs are charged to expense as incurred.

Warranty Costs

    Estimated warranty costs are accrued at the time products are sold.

Advertising Expenses

    Advertising costs are expensed as incurred. Advertising expense was $215,884 and $116,790 for the years ended June 30, 2001 and 2000, respectively.

Income Tax

    Income taxes are calculated using the asset and liability approach under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities and on tax loss and credit carryforwards using the enacted tax rates.

Convertible Preferred Stock

    Convertible preferred stock has the same voting and dividend rights as common stock. Preferred stock has a liquidation preference of $2.00 per share and is convertible one-for-one into common stock at the stockholder's option. At June 30, 2001, 876,684 shares of common stock were reserved for conversion.

Net Income (Loss) per Share

    Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the year. Common shares subject to repurchase are excluded from basic per share computations. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding. Potential shares result from the assumed conversion of preferred shares and exercise of outstanding stock options.

    A reconciliation of the number of weighted average common shares outstanding to the number of weighted average common and potential common shares outstanding is as follows:

	2001	2000
Weighted average common shares outstanding	6,475,977	7,166,766
Dilutive effect of potential common stock	—	910,263

Weighted average common and potential common shares outstanding	6,475,977	8,077,029

    Potentially dilutive securities aggregating 2,362,267 and 5,000 at June 30, 2001 and 2000, respectively, are excluded from diluted per share computations because their effect is antidilutive.

Concentration of Credit Risk

    Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts based upon its historical experience and the expected collectibility of all trade accounts receivable. Generally the Company does not require collateral. Credit losses to date have been within the Company's estimates. Cash held in financial institutions may, at times, exceed federally insured limits.

    None of the Company's customers accounts for more than 10% of net sales for the year ended June 30, 2001. Two customers exceeded 10% of net sales for the year ended June 30, 2000 as described below:

	Percent of net sales	Percent of A/R balance at June 30, 2000
Customer #1	11%	8%
Customer #2	10%	16%

Fair Value of Financial Instruments

    The carrying amounts of cash, trade accounts receivable, accounts payable, accrued compensation and benefits, and other accrued liabilities approximate their fair value because of the short-term maturity of these instruments. The carrying amount of the note payable approximates its fair value based on interest rates currently available to the Company.

Management Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

    In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which summarizes the SEC's views on applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 in fiscal 2001 and such adoption did not have a significant effect on the financial position and results of operations of the Company.

    In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS 133), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was adopted by the Company effective July 1, 2000. Adoption of this statement did not have any impact on the Company's financial position or results of operations because the Company holds no derivative financial instruments and does not currently engage in hedging activities.

    In July of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS No.141) which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The Company does not expect this statement to have any impact on the financial position or results of operations of the Company.

    In July of 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. The Company does not expect this statement to have any impact on the financial position or results of operations of the Company.

2.  Property, Plant And Equipment

    Property, plant, and equipment consist of the following:

	June 30, 2001	June 30, 2000
Engineering and computer equipment and software	$1,498,606	$2,217,300
Furniture and fixtures	34,321	64,668
Other	4,699	4,699

	1,537,626	2,286,667
Less accumulated depreciation	(899,197)	(1,752,291)

	$638,429	$534,376

3.  Note Payable

    In November 1998 the Company entered into a note payable with Imperial Premium Finance, Inc. for $82,800 at 7.86% to finance an insurance policy. The note is payable in monthly installments of principal and interest through August 2001. Principal payments due in fiscal 2002 total $5,529.

4.  Commitments And Contingencies

Operating Leases

    The Company leases its headquarters facility under an operating lease agreement through fiscal 2004. Future minimum lease payments for the years ending June 30 are as follows:

2002	$220,968
2003	220,968
2004	147,312

$589,248

    Total rent expense was $624,080 in 2001 and $598,226 in 2000.

Warranties and Customer Support

    The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

5.  Line Of Credit

    The Company has a line of credit agreement with a bank for the lesser of $1,500,000 or an amount calculated based on 75% of eligible domestic and 60% of eligible foreign accounts receivable. The line is renewable in July 2002, is collateralized by eligible accounts receivable, inventories, and other tangible and intangible assets, and contains financial covenants including working capital and debt ratios, as well as minimum net worth provisions. In addition, the Company has a $200,000 long-term credit facility available for capital equipment purchases. The line of credit bears interest at prime plus 5/8% (7 3/8% at June 30, 2001) and the equipment facility bears interest at prime plus 2% (8 3/4% at June 30, 2001). As of June 30, 2001, there were no borrowings under either line of credit.

6.  Income Tax

	June 30, 2001	June 30, 2000
Deferred tax assets
Net operating loss carryforwards	$4,254,000	$4,151,000
Amortization	209,000	223,000
Accrued liabilities 108,000	113,000
Deferred revenue	67,000	26,000
Inventory allowances	10,000	13,000
Other	33,000	24,000

	$4,681,000	$4,550,000
Deferred tax liabilities
Depreciation	(26,000)	(26,000)

	4,655,000	4,524,000
Less: Valuation allowance	(4,655,000)	(4,524,000)

Net deferred tax asset	$—	$—

    Due to the Company's loss history and related uncertainty regarding future taxable income, the Company has established a valuation allowance of $4,655,000 against net deferred tax assets. At June 30, 2001, the Company had net operating loss carryforwards of approximately $12,512,000. The carryforwards expire from 2002 through 2021. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards.

    The reconciliation of taxes on income at the federal statutory rate to the actual tax expense of $0 is:

	June 30, 2001	June 30, 2000
Tax at statutory rate	$(187,000)	$41,000
Tax credits	—	183,000
Nondeductible items	56,000	3,000
Change in valuation allowance	131,000	(227,000)

	$—	$—

7.  Stock-Based Compensation Plans

    The Company has two active stock option plans. The Nonemployee Directors' Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four-year period. The maximum term of an option may not exceed six years.

    The Employees Stock Option Plan provides for the grant of options to purchase up to 1,900,000 common shares to employees of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four-year period. The maximum term of an option may not exceed six years.

    The Company accounts for common stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123), requires companies who elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. Had the Company accounted for common stock options under FAS 123, compensation cost would have been recorded in an amount based on the fair value at the grant dates. Total compensation cost related to common stock options would have been $157,423 and $142,632 for the years ended June 30, 2001 and 2000, respectively. As a result, the Company's net income (loss) and net income (loss) per share would have been as follows:

		2001	2000
Net (loss) income	As reported	$(548,598)	$119,251
	Pro forma	(706,021)	(23,381)
Basic net (loss) income per common share outstanding	As reported	$(.08)	$.02
	Pro forma	$(.11)	$(.00)
Diluted net (loss) income per common and potential common shares outstanding	As reported	$(.08)	$.01
	Pro forma	$(.11)	$(.00)

    Under FAS 123, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 146% and 149% for the years ended June 30, 2001 and 2000, respectively; an expected life of six years in both years, risk-free interest rate ranging from 4.9% to 6.1% for fiscal 2001 and 6.1% to 6.6% for fiscal 2000; no expected dividend payments in either year; and assumed forfeiture rate of 0% in both years. The weighted average fair value of options granted during fiscal 2000 and fiscal 1999 was $0.63 in each year.

    The proforma effect on net income (loss) and net income (loss) per share resulting from the compensation expense attributed to stock options as calculated under FAS 123 may not be representative of the effects on future years as options vest over several years and additional awards may be granted in the future.

    The Company's stock option plans are summarized below:

	Employee Stock Option Plan		Directors' Stock Option Plan
Shares under option:	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at July 1, 1999	915,000.49		200,000.50
Options granted	412,000.65
Options exercised	(117,250)	.35
Options cancelled	(64,750)	.54

Outstanding at June 30, 2000	1,145,000.56		200,000.50
Options granted	663,000.63
Options exercised	(192,500)	.50
Options cancelled	(450,750)	.63

Balance, June 30, 2001	1,164,750.59		200,000.50
Available to grant at June 30, 2001	318,250		120,000
Options exercisable:
June 30, 2001	366,000.55		200,000.50
June 30, 2000	377,250.49		200,000.50

    The following table summarizes information about stock options outstanding at June 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/2001	Weighted Average Exercise Price
Employee Plan
$.30 to $.50	466,500	3.9 years	$.40	190,750	$.50
$.51 to $.87	665,000	4.3 years	.68	172,250.59
$1.25 to $2.31	33,250	5.1 years	1.38	3,000	1.74

	1,164,750		$.59	366,000	$.55

Directors' Plan
$.50	200,000	1.3 years	$.50	200,000	$.50

    On March 29, 2001, the Company issued 350,000 shares of common stock subject to certain restrictions to the President and Chief Executive Officer, resulting in deferred compensation of $73,500 based on fair market value of $0.21 per share on the date of grant. The deferred stock compensation is being amortized over the three-year vesting period.

    Total expense recognized for stock-based compensation during the year ended June 30, 2001 was $6,466. No stock-based compensation expense was recognized in the prior year.

8.  Employee Benefit Plan

    The Company offers its employees a 401(k) savings plan that is designed to allow participating employees to accumulate savings for retirement and other purposes. Under the 401(k) plan, all Company employees are eligible to participate following the first day of the month following their hire date. Employees may elect to contribute up to 15% of their annual compensation to the plan. In addition, the Company provides for discretionary employer contributions. Employer contributions totaled $108,565 and $87,488 for fiscal 2001 and 2000, respectively.

9.  Application Specific Integrated Circuits (ASIC) Sale

    In August 2000 the Company entered into an agreement to sell assets related to its ASIC segment to CP Clare Corporation. Total consideration for the assets was $1,975,000.

10. Segment Information

    During the fourth quarter of fiscal 2001 the Company was reorganized and separate financial reporting on a segment basis was no longer appropriate and was discontinued. Management intends to operate under a single management team focused on telephony solutions with common infrastructure. As such, financial information is reported on a single segment basis.

Report of Independent Accountants

To the Board of Directors and Stockholders of Teltone Corporation

    In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Teltone Corporation at June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Seattle, Washington
August 6, 2001

Item 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Business Experience	Age	Position
Debra L. Griffith VP Finance & CFO, 1998-2000 Carver Corporation, 1996-1998 Teltone Corporation, 1983-1996 Deloitte Haskins & Sells, 1980-1983	42	President & CEO, Acting Chief Financial Officer Effective August 17, 2000
Richard G. Johnson Director of Manufacturing, 1983-1987 Senior Operations Manager, 1982-1983 Manufacturing Manager, 1977-1982	57	Vice President Operations Effective February 25, 1987
Ray Ma Director of Engineering, 1989-1995 Engineering Manager, 1976-1989 Design Engineer, 1972-1976	55	Vice President Engineering Effective March 1, 1995
Kristina Laumer Telicor, 2000 ADC, 1998-2000 Lightbridge, 1996-1998	45	Vice President Sales & Marketing Effective January 16, 2001
Wendy L. Herzog Sr. Administrator, 1991-2001	53	Secretary Effective June 12, 2001

    The remaining information required by this item is incorporated by reference to pages 2 through 5 of the Company's definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on November 6, 2001 (the "Proxy Statement"), which the Company will file with the Commission within 120 days after the end of its 2001 fiscal year. Information regarding executive officers of the Company is included at the end of Part III of this Form 10-KSB.

Item 10. EXECUTIVE COMPENSATION

    The section entitled "Executive Officer Compensation" on pages 5 through 6 of the Proxy Statement and the section entitled "Director Compensation" on page 5 of the Proxy Statement are incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The sections entitled "Election of Directors and Management Information" to the extent of the disclosures on pages 1 through 4 of the Proxy Statement are incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Not applicable.

PART IV

Item 13. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. Exhibits filed herewith:

2.1	Asset Purchase Agreement dated August 10, 2000 between the Company and C.P. Clare Corporation. (9)
3	Articles of Incorporation and Bylaws(3)
10.1	Teltone Corporation 1983 Stock Option Plan, as amended(1)
10.2	Teltone Corporation 1989 Employees' Stock Purchase Plan(2)
10.3	Sales agreement covering Kirkland, Washington, property(4)
10.4	Building sublease covering Kirkland, Washington, property(5)
10.5	Building lease covering Bothell, Washington, property(6)
10.6	Teltone Corporation 1992 Stock Option Plan(7)
21	List of subsidiaries(4)
23	Consent of Independent Accountants
28	Building lease covering Bothell, Washington, property(8)

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

(9)
Incorporated herein by reference to the Corporation's 8-K filed on September 20, 2000, Commission file No. 0-11275

B. Reports on Form 8-K:

    On September 20, 2000, the Company filed a Form 8-K under Item 2 and Item 7 for the sale of its Application Specific Integrated Circuits segment to C.P. Clare Corporation. (9)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on September 24, 2001.

TELTONE CORPORATION
By:	/s/ DEBRA L. GRIFFITH Debra L. Griffith President and CEO

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the pursuing persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES L. ANDERSON Charles L. Anderson	Chairman and Director	September 24, 2001
(a) Principal Executive Officer:
/s/ DEBRA L. GRIFFITH Debra L. Griffith	President and Chief Executive Officer and Director	September 24, 2001
(b) Principal Financial and Accounting Officer:
/s/ DEBRA L. GRIFFITH Debra L. Griffith	Acting Chief Financial Officer	September 24, 2001
(c) Other Directors:
/s/ TRACY S. STORER Tracy S. Storer	Director	September 24, 2001
/s/ CHARLES P. WAITE Charles P. Waite	Director	September 24, 2001
/s/ DON C. WILSON Don C. Wilson	Director	September 24, 2001
/s/ PAUL M. WYTHES Paul M. Wythes	Director	September 24, 2001

QuickLinks

PART I
  Item 1. DESCRIPTION OF BUSINESS
BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENTS OF OPERATIONS For the two years ended June 30, 2001
BALANCE SHEETS As of June 30, 2001 and 2000
STATEMENTS OF CASH FLOWS For the two years ended June 30, 2001
STATEMENTS OF STOCKHOLDERS' EQUITY For the two years ended June 30, 2001
NOTES TO FINANCIAL STATEMENTS
Report of Independent Accountants
  Item 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 10. EXECUTIVE COMPENSATION
  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
PART IV
  Item 13. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES