Form 10QSB
period 2001-09-30
TELTONE CORP
filed 2001-11-09
CIK 96890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-011275

TELTONE CORPORATION

(Exact name of registrant as specified in its charter)

WASHINGTON	91-0839067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22116 – 23rd Drive SE, Bothell, Washington	98021
(Address of principal executive offices)	(Zip Code)

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

6,865,503 shares of common stock outstanding as of September 30, 2001.

Transitional Small Business Disclosure Format (Check One):                      Yes ☐  No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets at September 30, 2001 (unaudited) and June 30, 2001

Statements of Operations for the three months ended September 30, 2001 and 2000 (unaudited)

Statements of Cash Flows for the three months ended September 30, 2001 and 2000 (unaudited)

Notes to Unaudited Financial Statements

TELTONE CORPORATION
BALANCE SHEETS

	September 30	June 30
	2001	2001
ASSETS	(Unaudited)

Current assets
Cash	$190,006	$333,243
Trade accounts receivable (net of allowance for doubtful accounts of $29,798)	1,324,111	1,013,325
Inventories
Raw materials	537,120	726,072
Work in process	95,633	174,595
Finished goods	522,660	426,210
Total inventories	1,155,413	1,326,877
Other current assets	179,545	111,020
Total current assets	2,849,075	2,784,465

Property, plant and equipment - net	635,235	638,429

TOTAL	$3,484,310	$3,422,894

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$515,936	$398,816
Accrued compensation and benefits	394,106	437,627
Deferred revenue	187,144	197,906
Accrued expenses	109,629	107,258
Note payable – current portion	92,146	5,529
Total current liabilities	1,298,961	1,147,136

Note payable – long-term portion	100,615	-

Stockholders' equity
Convertible preferred stock - no par value; authorized 6,000,000 shares; 876,684 shares issued and outstanding ($1,753,368 liquidation preference; or $2 per share)	1,665,236	1,665,236
Common stock - no par value; authorized 20,000,000 shares; 6,865,503 shares issued and outstanding	3,811,195	3,811,195
Deferred stock compensation	(60,637)	(67,054)
Accumulated deficit	(3,331,060)	(3,133,619)
Stockholders' equity	2,084,734	2,275,758

TOTAL	$3,484,310	$3,422,894

The accompanying notes are an integral part of these financial statements

TELTONE CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30
	2001	2000

Net sales	$1,958,344	$2,703,644
Cost of goods sold	929,968	1,118,306

Gross margin on sales	1,028,376	1,585,338

Operating expenses
Selling, general and administrative	840,291	1,540,604
Engineering and development	381,979	411,836
Total operating expenses	1,222,270	1,952,440

Loss from operations	(193,894)	(367,102)

Other income (expense) - net	(3,547)	6,490

Gain on sale of product line		1,620,000

(Loss) income before tax	(197,441)	1,259,388

Income tax provision	-	-

Net (loss) income	$(197,441)	$1,259,388

Basic net (loss) income per common share	$(.03)	$.20

Weighted average common shares outstanding	6,865,503	6,349,119

Diluted net (loss) income per common and potential common share	$(.03)	$.16

Weighted average common and potential common shares outstanding	6,865,503	7,909,200

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 3
	2001	2000

Cash flows from operating activities:
Net (loss) income	$(197,441)	$1,259,388
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Amortization of deferred stock compensation	6,417	-
Depreciation	53,979	45,938
Gain on sale of product line	-	(1,620,000)
Changes in:
Accounts receivable	(310,786)	436,853
Inventories	171,464	(288,106)
Accounts payable and accrued items	65,208	141,559
Other current assets	(68,525)	(33,788)

Cash used for operating activities	(279,684)	(58,156)

Cash flows from investing activities:
Net proceeds from sale of product line	-	1,895,184
Purchase of property, plant and equipment	(50,785)	(62,737)
Cash provided by (used for) investing activities	(50,785)	1,832,447

Cash flows from financing activities:
Net proceeds from (borrowings on) notes payable	187,232	(7,713)
Employee stock sales	-	91,950

Cash provided by financing activities	187,232	84,237

Increase (decrease) in cash	(143,237)	1,858,527
Beginning of period	333,243	503,592
End of period	$190,006	$2,362,119

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The unaudited Interim Financial Statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and the results for the interim periods.  The results of operations for the period ended September 30, 2001, are not necessarily indicative of operating results to be expected for the full year.  Portions of the accompanying financial statements are derived from the June 30, 2001, audited financial statements of the Company.  These interim condensed financial statements should be read in conjunction with the June 30, 2001 audited financial statements filed on Form 10-KSB.

2.    STOCKHOLDERS' EQUITY

The Company has two active stock option plans.  The 1992 Employees Stock Option Plan provides for the grant of options to purchase up to 1,900,000 common shares to key employees of the Company.  Of this total, options to purchase 1,114,500 shares of common stock are outstanding and 368,500 shares remain available for grant at September 30, 2001.   The Nonemployee Directors Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company.  Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant at September 30, 2001.  All options are granted at the fair market value of the stock on the date of grant and vest over a four-year period.  The maximum term of an option may not exceed six years.

3.    FEDERAL INCOME TAX

At September 30, 2001, approximately $12,709,000 in net operating loss carry-forwards were available to offset future taxable income and expire from 2002 through 2021.  If substantial changes in the Company’s ownership should occur, there may be annual limitations on the utilization of such carry-forwards.   Although the Company has adopted the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” there is no tax asset recognized for the net operating loss carry-forwards and tax credits due to the Company’s loss history, and therefore, uncertainty regarding future taxable income.

4.    NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding.  Potential shares result from the assumed exercise of outstanding stock options and convertible preferred stock.  Because of the net loss for the three months ended September 30, 2001, potentially dilutive common stock issuances were not included in the calculation of diluted earnings per share as their inclusion would be antidilutive.  Diluted earnings per share excludes the effect of antidilutive stock options, aggregating 1,640,675 for the quarter ended September 30, 2001, and 3,450 for the quarter ended September 30, 2000.

A reconciliation of the number of average common shares outstanding to the number of average common and potential common shares outstanding is as follows as of September 30:

	2001	2000
Weighted average common shares outstanding	6,865,503	6,349,119
Dilutive effect of potential common shares	-	1,560,081

Weighted average common and potential common shares outstanding	6,865,503	7,909,200

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

Overview

Teltone Corporation designs, develops and markets industry award-winning telephony solutions that extend the enterprise communications infrastructure to branch offices and other remote locations. With the OfficeLink line of products, companies are afforded seamless remote access to the PBX/ACD as well as CTI and intelligent routing applications. Teltone also provides a line of award-winning telecom test tools that can meet the needs of sales and tradeshow demonstration, engineering test and production test applications. Customers for these products include any manufacturer or developer of telecom equipment, which provides connectivity to the global public telephone network.  Teltone’s line sharing products are built to rigorous customer requirements and enable multiple devices to share a single telephone line for remote data collection and other applications. Established in 1968, Teltone is a public corporation, listed on the NASD electronic OTC Bulletin Board (TTNC).

Results of Operations

In the first fiscal quarter of 2002 net sales decreased 15% over the first quarter of the prior year after adjustment for the sale of the ASIC (Application Specific Integrated Circuits) segment in August 2000, and gross margin decreased from 57% to 53% due to changes in product mix.

The Company has three product families and each has responded differently to the current economic climate. Line sharing products increased 34% due to strength in sales to the public utility companies as a result of their need to expand their remote data collection efforts.  In addition, sales increased in the custom line sharing products as a result of an expansion of an OEM customer’s needs.

The simulator and OfficeLink sales were down 38% and 22%, respectively, as a result of budgetary constraints on capital equipment spending of our customers, partially offset by increasing demand for disaster preparedness systems, which is a growing market for the OfficeLink remote voice products.

Operating expenses decreased 37% or $730,000 over the same quarter of the prior fiscal year due to a Company-wide reorganization that affected all areas of the Company; however, the most significant reductions in personnel were in sales, general and administrative.  In addition, costs were reduced as a result of the decision to outsource printed circuit board assembly and to move to a smaller, lower cost facility.

In the first quarter of fiscal 2001 the ASIC segment was sold to CP Clare Corporation, which resulted in a gain of $1,620,000.

The Company has approximately $12,709,000 in net operating loss carry-forwards available to offset future taxable income, which expire from 2002 through 2022.  If substantial changes in the Company’s ownership occur, there may be annual limitations on the utilization of such carry-forwards.  The Company has not recognized a tax asset for the operating loss carry-forwards due to the uncertainty regarding the amount of future taxable income.

Liquidity and Capital Resources

The Company had cash on hand at September 30, 2001, of $190,000 in addition to a line of credit agreement for up to $1,500,000, subject to certain limitations, renewable in July 2002.  As of September 30, 2001, there were no borrowings outstanding under this line.

The Company has borrowed $200,000 pursuant to a capital equipment term loan to finance long-term purchases. The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions.

During the first fiscal quarter of 2001 the ASIC (Application Specific Integrated Circuits) segment was sold to CP Clare Corporation.  Gross proceeds were $1,975,000 and are being used for working capital.

Accounts receivable increased due to higher sales levels at the end of the first fiscal quarter of 2002 compared to the same period in fiscal 2001.  Inventories decreased as sales in the quarter reduced overstocked quantities on hand in certain products.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on November 6, 2001.  Out of 6,321,620 shares of common stock entitled to vote at the meeting, there were present in person or by proxy 5,560,943 shares.   Out of 876,684 shares of preferred stock entitled to vote at the meeting, there were present in person or by proxy 375,285shares.

a)	To elect directors:
	For	Against	Abstain	Not Voted
Common	5,525,238	35,705	0	761,177
Preferred	375,285	0	0	501,399

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

                  (a)           Exhibits

                  None

                  (b)           Reports on Form 8-K

                On September 20, 2001, the Company filed a Form 8-K under Item 4 and Item 7 for reporting changes in registrant’s certifying accountant. (1)

                                                On September 26, 2001, the Company filed a Form 8-K/A under Item 4 and Item 7 for reporting changes in registrant’s certifying accountant. (2)

(1)  Incorporated herein by reference to the Corporation’s 8-K filed on September 20, 2001, Commission file

No. 0-11275

(2)  Incorporated herein by reference to the Corporation’s 8-K filed on September 26, 2001, Commission file

No. 0-11275

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELTONE CORPORATION
(Registrant)

Date	November 9, 2001	By	/s/ DEBRA L GRIFFITH
Debra L. Griffith
President & Chief Executive Officer

Date	November 9, 2001	By	/s/ DEBRA L. GRIFFITH
Debra L. Griffith
Acting Chief Financial Officer