Form 10QSB
period 2001-12-31
TELTONE CORP
filed 2002-02-05
CIK 96890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

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

6,865,503 shares of common stock outstanding as of December 31, 2001.

Transitional Small Business Disclosure Format (Check One):                      Yes ☐  No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Information

Balance Sheets at December 31, 2001 (unaudited) and June 30, 2001

Statements of Operations for the three months and six months ended December 31, 2001 and 2000 (unaudited)

Statements of Cash Flows for the six months ended December 31, 2001 and 2000 (unaudited)

Notes to Unaudited Financial Statements

TELTONE CORPORATION

BALANCE SHEETS

December 31, 2001 and June 30, 2001

	December 31	June 30
	2001	2001
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$89,922	$333,243
Trade accounts receivable (net of allowance for doubtful accounts of $33,655 and $29,798)	1,178,855	1,013,325
Inventories
Raw materials	520,948	726,072
Work in process	63,939	174,595
Finished goods	427,609	426,210
Total inventories	1,012,496	1,326,877
Other current assets	241,491	111,020
Total current assets	2,522,764	2,784,465

Property, plant and equipment - net	585,452	638,429

TOTAL	$3,108,216	$3,422,894

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Line of credit	$100,000	$–
Accounts payable - trade	254,872	398,816
Accrued compensation and benefits	295,777	437,627
Deferred revenue	158,357	197,906
Other accrued expenses	98,719	107,258
Note payable – current portion	94,670	5,529
Total current liabilities	1,002,395	1,147,136

Note payable – long-term portion	75,980	–

Stockholders' equity
Convertible preferred stock - no par value; authorized 6,000,000 shares; 876,684 shares issued and outstanding ($1,753,368 liquidation preference)	1,665,236	1,665,236
Common stock - no par value; authorized 20,000,000 shares; 6,865,503 shares issued and outstanding	3,811,195	3,811,195
Deferred stock compensation	(54,220)	(67,054)
Accumulated deficit	(3,392,370)	(3,133,619)
Stockholders' equity	2,029,841	2,275,758

TOTAL	$3,108,216	$3,422,894

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended December 31, 2001 and 2000

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2001	2000	2001	2000
Net sales	$2,100,770	$2,429,999	$4,059,114	$5,133,643
Cost of goods sold	905,360	1,032,925	1,835,328	2,151,231

Gross margin	1,195,410	1,397,074	2,223,786	2,982,412

Operating expenses
Selling, general and administrative	869,295	1,492,475	1,709,586	3,033,078
Engineering and development	380,577	454,720	762,556	866,556

Total operating expenses	1,249,872	1,947,195	2,472,142	3,899,634

Loss from operations	(54,462)	(550,121)	(248,356)	(917,222)

Other (expense) income, net	(6,848)	28,956	(10,395)	35,445

Gain on sale of product line	–	–	–	1,620,000

(Loss) income before tax	(61,310)	(521,165)	(258,751)	738,223

Income tax provision	–	–	–	–

Net (loss) income	$(61,310)	$(521,165)	$(258,751)	$738,223

Basic net (loss) income per common share	$(.01)	$(.08)	$(.04)	$.11

Weighted average common shares outstanding	6,865,503	6,504,836	6,865,503	6,429,102

Diluted net (loss) income per common and potential common share	$(.01)	$(.08)	$(.04)	$.10

Weighted average common and potential common shares outstanding	6,865,503	6,504,836	6,865,503	7,648,612

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2001 and 2000

(Unaudited)

	Six Months Ended December 31
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(258,751)	$738,223
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	126,860	90,204
Gain on sale of product line	–	(1,620,000)
Changes in:
Accounts receivable	(165,530)	576,688
Inventories	314,381	(388,231)
Accounts payable and accrued liabilities	(333,882)	(37,733)
Other current assets	(130,471)	(99,665)

Cash used for operating activities	(447,393)	(740,514)

Cash flows from investing activities:
Net proceeds from sale of product line	–	1,895,184
Investment in property, plant and equipment	(61,049)	(124,898)

Cash provided by (used for) investing activities	(61,049)	1,770,286

Cash flows from financing activities:
Borrowings on line of credit, net	100,000	–
Borrowings on note payable	200,000	–
Payments on note payable	(34,879)	(15,578)
Employee stock sales, net	–	96,450

Cash provided by financing activities	265,121	80,872

Increase (decrease) in cash and cash equivalents	(243,321)	1,110,644
Beginning of period	333,243	503,590
End of period	$89,922	$1,614,236

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

The unaudited Interim Financial Statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and the results for the interim periods.  The results of operations for the period ended December 31, 2001, are not necessarily indicative of operating results to be expected for the full year.  Portions of the accompanying financial statements are derived from the June 30, 2001, audited financial statements of the Company.  These interim condensed financial statements should be read in conjunction with the June 30, 2001 audited financial statements filed on Form 10-KSB.

2.       STOCKHOLDERS' EQUITY

The Company has two active stock option plans.  The 1992 Employees Stock Option Plan which expires in February 2002,  provides for the grant of options to purchase up to 1,900,000 common shares to key employees of the Company. Of this total, options to purchase 1,351,500 shares of common stock are outstanding and 131,500 shares remain available for grant at December 31, 2001.   The Nonemployee Directors Stock Option Plan provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company.  Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant at December 31, 2001.  All options are granted at the fair market value of the stock on the date of grant and vest over a four-year period.  The maximum term of an option may not exceed six years.

3.    FEDERAL INCOME TAX

At December 31, 2001, approximately $12,770,000 in net operating loss carry-forwards were available to offset future taxable income and expire from 2002 through 2021.  If substantial changes in the Company’s ownership should occur, there may be annual limitations on the utilization of such carry-forwards.   Although the Company has adopted the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” there is no tax asset recognized for the net operating loss carry-forwards and tax credits due to the Company’s loss history, and therefore, uncertainty regarding future taxable income.

4.           NET (LOSS) INCOME PER SHARE

Basic net (loss) income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding.  Potential shares result from the assumed exercise of outstanding stock options and convertible preferred stock.  Because of the net loss for the three and six months ended December 31, 2001, and the three months ended December 31, 2000, potentially dilutive common stock issuances were not included in the calculation of diluted earnings per share as their inclusion would be antidilutive.  Diluted earnings per share excludes the effect of antidilutive stock options, aggregating 1,351,500 for the quarter ended December 31, 2001, and 16,451 for the quarter ended December 31, 2000.

A reconciliation of the number of average common shares outstanding to the number of average common and potential common shares outstanding is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Weighted average common shares outstanding	6,865,503	6,504,836	6,865,503	6,429,102
Dilutive effect of potential common shares	–	–	–	1,219,510
Weighted average common and potential common shares outstanding	6,865,503	6,504,836	6,865,503	7,648,612

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

Overview

Teltone Corporation develops and markets a variety of  telephony solutions.  The OfficeLink  product family extends the enterprise communications infrastructure to branch offices and other remote locations. These products enable customers to maintain seamless connectivity between their customers, their offices and their mobile workforce.  The Company also provides a family of telecom test tools used by application developers and manufacturers of telecom products. In addition, the Company provides line sharing products  built to unique market and  customer requirements.  These products allow devices to share a single telephone line for remote data collection and other applications. Established in 1968, Teltone is a public corporation in Bothell, Washington, listed on the NASD electronic OTC Bulletin Board (TTNC).

Results of Operations

In the second fiscal quarter of 2002 net sales for the three months ended December 31, 2001,decreased 14% over the same quarter of the prior fiscal year and gross margin was relatively unchanged at 57%.  This decrease was the result of a decrease in sales of test tool products.   These products are commonly used by applications developers and manufacturers of telecom equipment and sales have been adversely affected by the downturn in manufacturing activity in the telecom industry and lower budgets available for telecom development.  It is uncertain at this time if sales of these products will continue to decline or if they will increase as the economic climate improves.

Operating expenses for the three months ended December 31, 2001,decreased 36% or approximately $697,000 over the same quarter of the prior fiscal year due to a Company-wide reorganization resulting in a 32% reduction in personnel, outsourcing the printed circuit board assembly process, and moving to a smaller, lower-cost facility.

Interest income of approximately $29,000 in the second quarter of the prior year resulted from invested cash balances as opposed to interest expense of approximately $7,000 in the period ending December 31, 2001, on borrowings.

In the first half of fiscal 2002 net sales for the six months ended December 31, 2001, also decreased 14% as a result of reductions in sales of test tools, after adjustment for the sale of the ASIC (Application Specific Integrated Circuits) product family in August 2000, which resulted in a gain of $1,620,000.   During this period, gross margins decreased from 58% to 55% as a result of changes in product mix. Operating expenses for the six months ended December 31, 2001,decreased 37% due to the cost reduction activity previously discussed.  In the first half of fiscal 2002 the Company incurred interest expense on borrowings of approximately $10,000 compared to $35,000 of interest income in the prior year on the invested cash balances.

The Company has approximately $12,770,000 in net operating loss carry-forwards available to offset future taxable income, which expire from 2002 through 2022.  If substantial changes in the Company’s ownership occur, there may be annual limitations on the utilization of such carry-forwards.  The Company has not accounted for the operating loss carry-forwards as a tax asset due to the uncertainty regarding the amount of future taxable income.

Liquidity and Capital Resources

The Company had cash on hand at December 31, 2001, of approximately $90,000.  The Company has a line of credit facility for up to $1,500,000, subject to eligible receivables and letter of credit obligations.  At December 31, 2001, availability on the line of credit was approximately $810,000 and there was $100,000 outstanding.  The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions.

The Company borrowed $200,000 in the first fiscal quarter pursuant to a capital equipment term loan to finance long-term purchases At December 31, 2001 there was approximately $171,000 outstanding.

Accounts receivable increased approximately $166,000 due to higher sales levels in the quarter ended December 31, 2001, than the quarter ended June 30, 2001.  Inventories decreased approximately $314,000 as sales in the first half reduced overstocked quantities on hand in certain products.

Capital equipment of approximately $61,000 was purchased to support productivity tools to allow increased efficiencies for fewer employees.

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

TELTONE CORPORATION
(Registrant)

Date	February 5, 2002	By	/s/ DEBRA L. GRIFFITH
Debra L. Griffith
President & Chief Executive Officer

Date	February 5, 2002	By	/s/ DEBRA L. GRIFFITH
Debra L. Griffith
Acting Chief Financial Officer