Form 10QSB
period 2002-03-31
TELTONE CORP
filed 2002-05-13
CIK 96890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from	to
Commission file number	0-011275

TELTONE CORPORATION

(Exact name of registrant as specified in its charter)

WASHINGTON	91-0839067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22116 — 23rd Drive SE, Bothell, Washington	98021
(Address of principal executive offices)	(Zip Code)

(425) 487-1515
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

                                                  6,865,503 shares of common stock outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (Check One):                      Yes ☐  No ☒

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Information

Balance Sheets at March 31, 2002 (unaudited) and June 30, 2001

Statements of Operations for the three months and nine months ended March 31, 2002 and 2001 (unaudited)

Statements of Cash Flows for the nine months ended March 31, 2002 and 2001 (unaudited)

Notes to Unaudited Financial Statements

TELTONE CORPORATION

BALANCE SHEETS

March 31, 2002 and June 30, 2001

	March 31	June 30
	2002	2001
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$307,442	$333,243
Trade accounts receivable (net of allowance for doubtful accounts of $29,259 and $29,798)	983,473	1,013,325
Inventories
Raw materials	563,786	726,072
Work in process	89,113	174,595
Finished goods	242,471	426,210
Total inventories	895,370	1,326,877
Other current assets	191,867	111,020
Total current assets	2,378,152	2,784,465

Property, plant and equipment - net	549,010	638,429

TOTAL	$2,927,162	$3,422,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	389,574	398,816
Accrued compensation and benefits	364,530	437,627
Deferred revenue	162,093	197,906
Other accrued expenses	89,080	107,258
Note payable — current portion	105,852	5,529
Total current liabilities	1,111,129	1,147,136

Note payable — long-term portion	42,080	—

Stockholders’ equity
Convertible preferred stock - no par value; authorized 6,000,000 shares; 876,684 shares issued and outstanding ($1,753,368 liquidation preference)	1,665,236	1,665,236
Common stock - no par value; authorized 20,000,000 shares; 6,865,503 shares issued and outstanding	3,811,195	3,811,195
Deferred stock compensation	(47,803)	(67,054)
Accumulated deficit	(3,654,675)	(3,133,619)
Stockholders’ equity	1,773,953	2,275,758

TOTAL	$2,927,162	$3,422,894

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended March 31, 2002 and 2001

(Unaudited)

	Three Months		Nine Months
	Ended March 31		Ended March 31
	2002	2001	2002	2001

Net sales	$1,888,998	$1,951,824	$5,948,112	$7,085,468
Cost of goods sold	826,379	937,573	2,661,707	3,088,805

Gross margin	1,062,619	1,014,251	3,286,405	3,996,663

Operating expenses
Selling, general and administrative	924,035	1,152,945	2,633,621	4,185,676
Engineering and development	396,856	525,949	1,159,412	1,392,852

Total operating expenses	1,320,891	1,678,894	3,793,033	5,578,528

Loss from operations	(258,272)	(664,643)	(506,628)	(1,581,865)

Other (expense) income, net	(4,033)	15,602	(14,428)	51,048

Gain on sale of product line	—	—	—	1,620,000

(Loss) income before tax	(262,305)	(649,041)	(521,056)	89,183

Income tax provision	—	—	—	—

Net (loss) income	$(262,305)	$(649,041)	$(521,056)	$89,183

Basic net (loss) income per common share	$(.04)	$(.10)	$(.08)	$.01

Weighted average common shares outstanding	6,865,503	6,515,503	6,865,503	6,455,624

Diluted net (loss) income per common and potential common share	$(.04)	$(.10)	$(.08)	$.01

Weighted average common and potential common shares outstanding	6,865,503	6,515,503	6,865,503	7,605,523

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION

STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2002 and 2001

(Unaudited)

	Nine Months
	Ended March 31
	2002	2001

Cash flows from operating activities:
Net (loss) income	$(521,056)	$89,183
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	212,736	182,324
Gain on sale of product line	—	(1,620,000)
Changes in:
Accounts receivable	29,850	1,100,484
Inventories	431,507	(422,840)
Accounts payable and accrued liabilities	(136,328)	(267,492)
Other current assets	(80,847)	(72,258)

Cash used for operating activities	(64,138)	(1,010,599)

Cash flows from investing activities:
Net proceeds from sale of product line	—	1,895,184
Investment in property, plant and equipment	(104,066)	(275,460)

Cash provided by (used for) investing activities	(104,066)	1,619,724

Cash flows from financing activities:
Borrowings on note payable	200,000	—
Payments on note payable	(57,597)	(23,600)
Employee stock sales, net	—	96,800

Cash provided by financing activities	142,403	73,200

Increase (decrease) in cash and cash equivalents	(25,801)	682,325
Beginning of period	333,243	503,592
End of period	$307,442	$1,185,917

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

The unaudited Interim Financial Statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and the results for the interim periods.  The results of operations for the period ended March 31, 2002, are not necessarily indicative of operating results to be expected for the full year.  Portions of the accompanying financial statements are derived from the June 30, 2001, audited financial statements of the Company.  These interim condensed financial statements should be read in conjunction with the June 30, 2001audited financial statements filed on Form 10-KSB.

2.    STOCKHOLDERS’ EQUITY

The Company has one active stock option plan, the Nonemployee Directors Stock Option Plan, which provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company.  Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant at March 31, 2002.  The 1992 Employees Stock Option Plan expired February 18, 2002, and provided for the grant of options to purchase up to 1,900,000 common shares to key employees of the Company. Of this total, options to purchase 1,389,500 shares of common stock are outstanding and no shares remain available for grant at March 31, 2002.   All options are granted at the fair market value of the stock on the date of grant and vest over a four-year period.  The maximum term of an option may not exceed six years.

3.    FEDERAL INCOME TAX

At March 31, 2002, approximately $13,000,000 in net operating loss carry-forwards were available to offset future taxable income and expire from 2002 through 2022.  If substantial changes in the Company’s ownership should occur, there may be annual limitations on the utilization of such carry-forwards.   Although the Company has adopted the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” there is no tax asset recognized for the net operating loss carry-forwards and tax credits due to the Company’s loss history, and therefore, uncertainty regarding future taxable income.

4.           NET (LOSS) INCOME PER SHARE

Basic net (loss) income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding.  Potential shares result from the assumed exercise of outstanding stock options and convertible preferred stock.  Because of the net loss for the three and nine months ended March 31, 2002, and the three months ended March 31, 2001, potentially dilutive common stock issuances were not included in the calculation of diluted earnings per share as their inclusion would be antidilutive.  Diluted earnings per share excludes the effect of antidilutive stock options, aggregating 1,389,500 for the nine months ended March 31, 2002, and 1,280,500 for the nine months ended March 31, 2001.

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2002	2001	2002	2001
Weighted average common shares outstanding	6,865,503	6,515,503	6,865,503	6,455,624
Dilutive effect of potential common shares	—	—	—	1,149,899

Weighted average common and potential common shares outstanding	6,865,503	6,515,503	6,865,503	7,605,523

TELTONE CORPORATION

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                        AND RESULTS OF OPERATIONS

Statement of Forward-Looking Information

Statements contained herein that are not based on historical fact, including without limitation statements containing the words “believes,” “may,” “will,” “estimate,” “continue,” “anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company’s filings with the Securities and Exchange Commission.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Overview

Teltone Corporation develops and markets a variety of  telephony solutions.  The OfficeLink  product family extends the enterprise communications infrastructure to branch offices and other remote locations. These products enable customers to maintain seamless connectivity between their customers, their offices and their mobile workforce.  The Company also provides a family of telecommunications test tools used by application developers and manufacturers of telecommunications products. In addition, the Company provides line sharing products built to unique market and  customer requirements.  These products allow devices to share a single telephone line for remote data collection and other applications. Established in 1968, Teltone is a public corporation located in Bothell, Washington, listed on the NASD electronic OTC Bulletin Board (TTNC).

Results of Operations

In the third fiscal quarter of 2002 net sales for the three months ended March 31, 2002, decreased 3% over the same quarter of the prior fiscal year and gross margin was improved to 56% from 52%.  The decrease in net sales was the result of a decrease in sales of test tool products.  These products are commonly used by applications developers and manufacturers of telecommunications equipment, and sales have been adversely affected by the downturn in manufacturing activity in the telecommunications industry and lower budgets available for telecommunications development.  It is uncertain at this time if sales of these products will continue to decline or if they will increase as the economic climate in general and the telecommunications industry in particular improve.

Operating expenses for the three months ended March 31, 2002, decreased 21% over the same quarter of the prior fiscal year due to a Company-wide reorganization resulting in a 32% reduction in personnel, outsourcing the printed circuit board assembly process, and moving to a smaller, lower-cost facility.

Interest income of approximately $16,000 in the third quarter of the prior year resulted from invested cash balances as opposed to interest expense of approximately $4,000 in the period ending March 31, 2002, on borrowings.

In the first nine months of fiscal 2002 net sales also decreased 11% as a result of reductions in sales of test tools, after adjustment for the sale of the ASIC (Application Specific Integrated Circuits) product family in August

2000.   During this period, gross margins decreased from 57% to 55% as a result of changes in product mixOperating expenses for the nine months ended March 31, 2002, decreased 31% due to the cost reductions from the internal reorganization previously discussed.  In the first nine months of fiscal 2002 the Company incurred interest expense on borrowings of approximately $14,000, compared to $51,000 of interest income for the same period in the prior year on the invested cash balances.

The Company has approximately $13,000,000 in net operating loss carry-forwards available to offset future taxable income, which expire from 2002 through 2022.  If substantial changes in the Company’s ownership occur, there may be annual limitations on the utilization of such carry-forwards.  The Company has not accounted for the operating loss carry-forwards as a tax asset due to the uncertainty regarding the amount of future taxable income.

Liquidity and Capital Resources

The Company had cash on hand at March 31, 2002, of approximately $307,000.  The Company has a line of credit facility for up to $1,500,000, subject to eligible receivables and letter of credit obligations.  At March 31, 2002, availability on the line of credit was approximately $711,000 with no amounts outstanding.  The agreement is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets and contains financial covenants including working capital and debt ratios, as well as maximum loss provisions.

The Company borrowed $200,000 in the first fiscal quarter of fiscal 2002 pursuant to a capital equipment term loan to finance long-term purchases.  At March 31, 2002, there was approximately $148,000 outstanding under this financing.

During the nine months ended March 31, 2002, accounts receivable decreased approximately $30,000 due to improved collections.  Inventories decreased approximately $432,000 during this time as sales of overstocked quantities on hand in certain products were reduced.

As a result of improved accounts receivable days, sales outstanding, inventory turns and the capital equipment loan, the Company has been able to operate at near cash breakeven despite the operating loss of approximately $521,000 in the first nine months of the fiscal year.

Capital equipment of approximately $104,000 was purchased to support productivity tools to allow increased efficiencies for fewer employees.

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

TELTONE CORPORATION
(Registrant)

Date	May 13, 2002	By	/s/ DEBRA L. GRIFFITH
Debra L. Griffith
President & Chief Executive Officer

Date	May 13, 2002	By	/s/ DEBRA L. GRIFFITH
Debra L. Griffith
Acting Chief Financial Officer