Form 10KSB
period 2002-06-30
TELTONE CORP
filed 2002-09-11
CIK 96890

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

For the fiscal year ended June 30, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

For the transition period from _____ to _________

Commission file number 0-11275

TELTONE CORPORATION
(Name of small business issuer in its charter)
STATE OF WASHINGTON                                                   91-0839067
(State or other jursidiction of                                 (I.R.S. Employer
Incorporation ororganization)                                 Identification No.)

22522 29th Drive SE                                                        98021
(Address of principal executive offices)                               (Zip Code)

Issuer's telephone number, including area code:  (425) 487-1515

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
         Title of each class                                    which registered
         -------------------                                    ----------------

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

Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $7,732,428

     State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$549,288

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

-Page 2-
6,866,105 shares of common stock outstanding as of September 6, 2002

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

Proxy statement for the Company’s 2002 Annual Meeting of Shareholders to be held on October 29, 2002. (Part III, Item 9, (Directors Only) and Items 10, 11, and 12).

Transitional Small Business Disclosure Format (check one): Yes No X

-Page 3-
                                                                                                             Page No.
PART I.
Item 1.           Description of Business                                                                      4

Item 2.           Properties                                                                                   8

Item 3.           Legal Proceedings                                                                            8

Item 4.           Submission of Matters to a Vote of Security Holders                                          8

PART II.
Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters                    9

Item 6.           Management's Discussion and Analysis of Financial Condition and Results of Operations       10

Item 7.           Financial Statements

                  Statements of Operations for the years ended June 30, 2002 and June 30, 2001                16

                  Balance Sheets as of June 30, 2002 and June 30, 2001                                        17

                  Statements of Cash Flows for the years ended June 30, 2002 and June 30, 2001                18

                  Statement of Stockholders' Equity for the years ended June 30, 2002 and June 30, 2001       19

                  Notes to Financial Statements                                                               20

Item 8.           Disagreements on Accounting and Financial Disclosure                                        28

PART III
Item 9.           Directors and Executive Officers of the Registrant                                          28

Item 10.          Executive Compensation                                                                      28

Item 11.          Security Ownership of Certain Beneficial Owners and Management                              29

Item 12.          Certain Relationships and Related Party Transactions                                        29

PART IV

Item 13.          Exhibits and Reports on Form 8-K                                                            29

Signatures                                                                                                    30
-Page 4-

PART I
Item 1.     DESCRIPTION OF BUSINESS

     This report contains forward-looking statements that describe the Company’s business and the expectations of the Company and management. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends, or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

BUSINESS

     Teltone has provided a variety of telecom solutions for over 33 years. Offering products internationally, Teltone designs and markets three product families:

  Line sharing solutions for remote data collection
  Telecom test tools for design and manufacture, and use of telecom equipment
  Remote voice solutions for call centers, teleworkers and mobile professionals and disaster preparedness
INDUSTRY BACKGROUND

     The telecommunications market has changed dramatically in recent years, first in the significant growth driven by new computer and telephony technologies, then more recently in the abrupt decline as economic markets fell and the demand for telecommunications products and services failed to meet expectations. Teltone offers products into a variety markets and to customers in a variety of industries. We believe this lessens our exposure to weaknesses in any particular market, as, for example, the market for products for the utility industry may remain strong while the market for products for the telecommunications industry may remain weak.

PRODUCTS
Line Sharing Solutions

     Teltone’s line sharing products enable multiple devices to share a single telephone line for remote data collection and other applications. Benefits of line sharing include the following:

  reduced installation costs
  decreased monthly line charges
  improved data security
  faster connect times

     Teltone’s line sharing solutions are focused on the unique requirements of the utilities industry and certain other specialized customers. Commonly used for remote data collection from utility substations, utility meter reading, elevator equipment monitoring, and self-service coin counting machines, our line sharing products are designed to meet specific standards for these specialized environments Increasingly, more of our customers’ seek the capability to remotely access maintenance and diagnostic equipment incorporated into their own products that enable them to sell service and maintenance services. This is an important potential growth area for Teltone due to the increased importance of service offerings to complement our customer’s product offerings.

-Page 5-

Telecom Test Solutions

     Teltone’s simulators and emulators enable product testing without a live telephone connection. Telecommunications software developers, equipment manufacturers and end users can simulate various types of telephone lines for engineering and production testing of their products. Our simulators are capable of satisfying a variety of performance test applications, such as

  Voice over Internet protocol (VoIP) gateways, which are interfaces between data and phone networks.
  Interactive voice response (IVR) systems, which are automated pre-recorded response systems typically used in customer service applications, and
  Modem testing.

     Teltone simulators and emulators incorporate the most advanced telephone network features and also behaviors that can vary from PSTN (Public Switched Telephone Network) network specifications. This in turn helps such vendors stay competitive by developing products compatible with telephony features in a variety of environments. Teltone is continually researching next-generation test and demonstration requirements to capitalize on future telecommunications technologies.

     In July 2002 we released the “EDGE”—our latest simulator product. This product incorporates automated test features, including scripting, which allow for a much more efficient interface to the types of automated test equipment used by telecom manufacturers.

     Teltone test solutions have an extensive installed base and markets, including manufacturing, government, high tech, application developers, healthcare, telecommunications carriers, and call center services.

Remote Voice Solutions

     Teltone’s OfficeLink products address the recent significant changes in the way people work and do business. Business enterprises have an increasing need to communicate outside of the office for a variety of reasons including telework, travel, and disaster preparedness.

     The OfficeLink solution allows a person to access their headquarters telephone system from their PC or phone and take calls just as they would in their office through their regular office telephone number. Calls are routed directly to the remote location from the office and voicemail consolidates into a single location. OfficeLink functions in conjunction with analog or digital PBX (Private Branch Exchange) systems and with a variety of different PBX products. This flexibility is a significant competitive advantage and most competitive solutions are unique to a single PBX type.

     OfficeLink products can also be implemented as part of a disaster preparedness program. We believe this is a potential growth area for the Company. Reliance on a single large, centrally located worksite exposes the enterprise to potentially disastrous disruptions in the event of blackouts, network crashes, natural disasters or other adverse events. Businesses can employ our products to structure their networks to be flexible and resilient enough to operate in a productive, safe, and cost-effective manner in an unpredictable environment.

     An increasing number of businesses need to assure that their employees are readily available to customers, partners, and coworkers regardless of time or place. We provide critical business tools for the distributed workforce of such businesses.

     The most common application of our OfficeLink product is the enterprise customer service call center. Due to OfficeLink’s flexible product architecture, customers can readily expand OfficeLink’s functions to satisfy the customers’ needs for general teleworkers and business continuity. OfficeLink solutions have been deployed in a variety of vertical markets, including financial services, utilities, manufacturing, catalog sales, insurance, government, media publishing, high tech, and consumer goods and services.

     In July 2002 the Company introduced the latest version of OfficeLink. Called “Revo”, this product incorporates new features to more readily address the market for general telework, mobile professionals, remote call center agent monitoring by supervisors, and enhanced flexibility by switch type.

-Page6-

MARKETING, SALES, AND DISTRIBUTION

     Teltone’s products are sold through various sales channels including “value added resellers” (VARs), “original equipment manufacturers” (OEMs), distributors and direct sales to customers, as well as on the Company’s website. These channels are supported by a direct sales force and by a network of independent sales representatives.

     The Company’s products are promoted through magazine articles, Internet advertising, and through the Company’s website at http://www.teltone.com/. Product and sales support are provided from Teltone’s Bothell, WA, facility.

     The Company has arrangements for local support of OfficeLink products in Europe, and Canada as well as channels of distribution in Europe and Asia for its test tools.

COMPETITION

     Over the years, Teltone has developed a strong reputation for delivering high quality products and excellent customer service. Teltone is known for solving unique customer problems in specialty niches of the business-user and utility markets. Some products face significant competition from suppliers that are larger and more established in their particular market segments. Teltone concentrates on selling its products into applications that require relatively high performance, reliability and excellent service.

     Teltone’s test tools are targeted at the lower price point market niche for line simulation solutions where the customer’s alternative is to subscribe to costly monthly line charges for public phone lines.

     Line sharing products are customized to meet unique specifications for commercial applications as well as unique requirements for public utility companies. As such, competition for these products is indirect and limited to other types of remote data collection technologies.

     Our OfficeLink products are Windows-based software solutions that compete with suppliers of hardware solutions providing more limited features. Additional competition is from PBX switch manufacturers such as Avaya, Nortel and Siemens who provide some similar functionality with their PBX offerings.

RESEARCH AND DEVELOPMENT

     The telecommunications industry is subject to continuous technological changes. Thus, well-positioned new products that solve problems for customers are essential to Teltone’s ability to grow. In fiscal 2002 the Company spent $1,572,361 or approximately 20% of each sales dollar on product development. In fiscal 2001 the Company spent $1,840,042 or approximately 21% of sales. Management of the Company expects to decrease its spending on product development in fiscal 2003.

CUSTOMER SERVICE AND SUPPORT

     Responsive customer service and field support are important in the customer’s decision to buy the Company’s products, often at a premium over competitive products. Customer support is available by telephone and via the Company’s website. In addition, the Company has installation technicians who assist customers in the implementation of the OfficeLink 2000 product. The Company offers maintenance contracts on its OfficeLink product as well as training services.

-Page7-

BACKLOG

     At June 30, 2002, the Company’s backlog of orders totaled $413,330 compared to $463,475 at June 30, 2001. Teltone’s experience is that most customers normally order Company products on an “as needed” basis, therefore backlog does not provide significant insight into the future performance of the Company as customers do not typically place orders for future deliveries.

MANUFACTURING

     Teltone outsources the manufacturing of its line sharing and test tool products and is dependent on its contract manufacturers Technical Services Inc. of Oak Harbor, Washington, and Computrol of Meridian, Idaho. The Company performs final configuration and test procedures at its Bothell, Washington facility.

RAW MATERIALS

     Most standard components utilized by the Company are available from a number of suppliers. To date, the Company has not had any significant procurement problems. However, future shortages could result in production delays that could adversely affect the Company's business.

PATENTS AND TRADEMARKS

     The Company owns a number of trademarks that are used on its products. It is the owner of federal registrations for its trademarks TELTONE, its stylized TELTONE marks, and Teltone OfficeLink. In addition, its stylized TELTONE trademarks have been registered in Canada. Marks have been registered in France, Benelux (Belgium-Netherlands-Luxembourg), West Germany and Italy.

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

EMPLOYEES

     As of June 30, 2002, the Company employed 46 full-time persons. On such date, 8 employees were engaged in production, 14 in engineering, 15 in sales, marketing, and service, and 9 in administrative functions. None of the Company’s employees are represented by a labor union.

SEASONALITY

     No material portion of the business of the Company is regarded as seasonal.

GOVERNMENTAL REGULATION

     Teltone’s business and products are not subject to any government regulation other than laws and regulations of general application. However, because the telecommunications and utilities industries into which are products are sold are subject to extensive government regulation, changes in the regulation of these industries could adversely affect demand for our products. Our products are targeted at satisfying our customers’ needs based on current markets and technologies and, to the extent such markets and technologies changed in response to regulatory changes, demand for our products could be affected.

INFORMATION AVAILABILITY

     The Company files regular annual reports on form 10-KSB and quarterly reports on form 10-QSB with the Securities and Exchange Commission (SEC). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains report, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website address is http://www.sec.gov.

Item 2.     PROPERTIES

     Teltone’s corporate headquarters is located approximately fifteen miles northeast of Seattle in Bothell, Washington, and occupies two separate buildings. One building provides 18,000 square feet of floor space for inventory storage, final assembly and test with a lease that expires in March 2004. The other building provides 8,000 square feet of space for the product development, sales and administrative functions of the Company on a lease that expires September 2003.

Item 3.     LEGAL PROCEEDINGS

     The Company is not involved in any legal proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

     The Company’s common stock is traded on the NASD electronic OTC Bulletin Board under the symbol TTNC. The Board of Directors has adopted a policy of retaining all earnings to fund business development and growth, and as a result does not declare dividends. The Board of Directors, at its discretion, may elect to declare dividends in the future.

     Following are the Company's high and low sales prices as identified from Dow Jones Interactive by quarter for the fiscal years ended June 30, 2002 and 2001. Quotations reflect inter-dealer prices, without retail markups or commission and may not represent actual transactions.

                  Quarter ended September 30, 2001        0.30              0.15
                  Quarter ended December 31, 2001         0.28              0.10
                  Quarter ended March 31, 2002            0.20              0.11
                  Quarter ended June 30, 2002             0.21              0.11

                  Fiscal Year 2001                        High               Low

                  Quarter ended September 30, 2000       $1.88             $1.06
                  Quarter ended December 31, 2000        $1.38             $0.16
                  Quarter ended March 31, 2001           $0.47             $0.19
                  Quarter ended June 30, 2001            $0.34             $0.22

     On March 29, 2001, the Company issued 350,000 shares of common stock subject to certain restrictions to the President and Chief Executive Officer for compensatory purposes, resulting in deferred compensation of $73,500 based on fair market value of $0.21 per share on the date of grant. The deferred stock compensation is being amortized over the three-year vesting period.

     As of September 6, 2002, there were 797 record holders of the Company’s common stock and 114 record holders of the Company’s Class A Preferred Stock, which is convertible to Common Stock.

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

Overview

     Teltone Corporation develops and markets a variety of telephony solutions. The Company’s OfficeLink products allow our customers to extend their enterprise communications infrastructure by allowing employees and others to access network resources from remote locations. These products enable customers to maintain seamless connectivity between their customers, their offices and their mobile workforce. The Company also provides a family of telecommunications test tools used by application developers and manufacturers of telecommunications products. In addition, the Company provides line sharing products built to satisfy unique market and customer requirements. These products allow devices to share a single telephone line for remote data collection and other applications. Established in 1968, Teltone is a public corporation located in Bothell, Washington, and is currently listed on the NASD electronic OTC Bulletin Board (TTNC).

     On September 11, 2002, the Company filed its Preliminary Proxy Statement for its 2002 Annual Meeting of Shareholders on Schedule14A and a related Transaction Statement on Schedule 13e-3. At the 2002 Annual Meeting the Company’s shareholders will consider a proposal to reverse split the Company’s Common Stock and cash out shareholders who currently hold fewer than 900 shares of Common stock. If this proposal and a related proposal to amend the terms of the Company’s Class A Preferred Stock are approved by the Company’s shareholders, the Company intends to deregister its Common Stock under the Securities Exchange Act of 1934. Following such deregistration, the Company will cease to file reports with the Securities and Exchange Commission and the Company’s Common Stock will cease to be traded on the OTC Bulletin Board. For a complete description of these transactions and their anticipated effects on the Company and its shareholders, please see the 2002 Proxy Statement.

Results of Operations
Fiscal Year 2002

     In fiscal 2002 net sales decreased 9% over the prior year after adjustment for the sale of the ASIC (Application Specific Integrated Circuits) segment in the first quarter of fiscal 2001. Of the decreased net sales, 13% was attributable to test tool products that are commonly used by applications developers and manufacturers of telecommunications equipment. We believe sales of these products have been adversely affected by the downturn in manufacturing activity in the telecommunications industry and lower budgets available for telecommunications development. This was offset by a 4% increase in sales attributable to custom line sharing products.

     It is expected that sales of analog test tool products will continue to decline but may be offset by increasing sales of the new TSP (Telecom Simulation Platform) “EDGE” test product released in July 2002 with several enhanced features. The EDGE is a highly scalable application appropriate for individual feature testing ranging up to large-scale production test applications. This product enables telecom application and system developers to customize test events using a scripting interface.

     Gross margins (the Company’s gross sales net of the cost of goods sold) decreased slightly from 56% to 55% after adjustment for the ASIC segment sale. In March of 2001 the Company began to outsource its assembly labor. In April 2002, in an effort to further reduce production costs, the Company elected to outsource its procurement, assembly and certain testing of its products. The transition to increased outsourcing began in the fourth fiscal quarter and is expected to result in improved gross margins as production costs become more variable with volume. As sales have decreased and production levels have decreased it has become increasing important for manufacturing costs to change proportionally with sales volume. Had the decision not been made to transition to contract manufacturing the Company could be exposed to disproportionately high fixed costs. The Company has recorded a restructuring charge of $217,690 for costs associated with the termination of its lease on its production facility and for severance costs associated with terminated overhead personnel. The projected savings in fixed production costs associated with the termination of this lease and overhead personnel are approximately $400,000 annually.

     Fiscal 2002 operating expenses decreased 26%, or $1,887,000 (excluding restructuring charge), from fiscal 2001 as employment decreased 18% in fiscal 2002 as a result of reducing the number of employees from 56 to 46. In fiscal 2001 the number of employees was reduced from 85 to 56, or 34%. The Company realized a $485,000 reduction in spending as a result of the Company’s move to smaller, more cost effective locations. Approximately half of this reduction was included in the operating expense reduction and the other half reduced production costs. Reductions in employment affected all areas of the Company.

     Interest income of approximately $56,500 was earned in the prior year on invested cash balances as opposed to interest expense of approximately $14,200 incurred in the current year on borrowings under the line of credit.

     The net loss from operations in fiscal 2002 was $1,228,200, a $995,200 improvement over the loss from operations in the prior year of $2,223,400. While the Company reduced expenses significantly in its effort to return to profitability in fiscal 2002, such reductions were not sufficient to overcome the decline in sales and the restructuring charge of $217,690. The Company’s overall net loss for fiscal 2002 was $1,242,900 as compared to the net loss in fiscal 2001 of $549,000. Net loss for fiscal 2001 would have been $2,149,000 but for the $1,600,000 one-time gain on the sale of the ASIC segment.

     Although the Company has significant prospects for each of its product lines and has certain key customers and prospective customers who each individually could make sufficient purchases to return the Company to profitability, there are no firm commitments for future sales.

Fiscal Year 2001

     In fiscal 2001 net sales decreased 5% over the prior year after adjustment for the sale of the ASIC segment and gross margin decreased from 57% to 56%. Gross margin, excluding the former ASIC segment and outsourcing transition costs, was 58%.

     OfficeLink sales were down 39% in fiscal 2001 of which 23% was due to a downturn in sales of the legacy hardware portion of the product line, and 16% was due to the termination of the Company’s private label agreement with Avaya. Sales of simulators decreased 18% as market demand for analog products declined. Sales of line sharing products increased 33% due to strength in sales to the public utility companies as a result of their need to expand their remote data collection efforts.

     Operating expenses increased 12% in fiscal 2001 due to increased spending in research and development and marketing early in the first year when employment increased from 76 to 85 in the first half and was then reduced by 34% to 56 employees in the second half as a result of a company-wide reorganization. Expenses related to these terminations were $169,000. In addition, on April 1, 2001, the Company was released from its lease on its headquarters facility and moved to a smaller location in the same business park resulting in a one-time moving expense of $45,000.

     Prior to August 2000 the Company’s ASIC segment produced a line of semiconductors for telecom applications. In fiscal 2000 the ASIC segment had net sales of $2,833,000. This segment was sold to CP Clare Corporation in the first quarter of fiscal 2001, resulting in a one-time gain of $1,620,000. After the sale of the ASIC segment, the Company operated in two separate business segments until the fourth fiscal quarter of 2001. These segments included Telecom Equipment, which included simulators and line sharing products, and the Remote Voice segment, which included OfficeLink products. During the fourth quarter of fiscal 2001 the Company was reorganized and separate financial reporting on a segment basis was no longer appropriate and was discontinued as the Company is currently operated under a single management team focused on telephony solutions with common infrastructure.

Other Matters

     The Company has approximately $13,800,000 in net operating loss carry-forwards available to offset future taxable income, which expire from 2003 through 2022. If substantial changes in the Company’s ownership occur, there may be annual limitations on the utilization of such carry-forwards. The Company has not accounted for the operating loss carry-forwards as a tax asset due to the uncertainty regarding the amount of future taxable income.

     The Board of Directors has adopted and recommended to the Company’s shareholders a proposal to effect a 1 for 900 reverse stock split and to repurchase fractional shares held by shareholders who as a result of the split hold less than one share of Common Stock at the purchase price of $.24 per share. This proposal, and a related proposal to amend the terms of the Company’s Class A Preferred Stock in connection with the reverse split proposal, will be presented to the Company’s shareholders for approval at the Company’s 2002 Annual Meeting Shareholders tentatively scheduled for October 29, 2002.

     If approved, the reverse stock split proposal is intended to result in the Company having fewer than 300 holders of Common Stock of record, and will permit the Company to terminate the registration of Teltone’s Common Stock with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Deregistering would relieve the Company of the administrative burden, costs estimated to be $90,000 annually, and competitive disadvantages associated with being a public reporting company. The actual cost savings of being a private company are expected to be much greater than simply eliminating of the estimated historical costs. As a result of recent corporate governance scandals and the legislative and litigation environment resulting from those scandals, the costs of being a public company in general, and the costs of the Company remaining a public company in particular, are expected to increase dramatically in the near future. The cash requirement to effect the split is estimated to be $114,000 and includes the cost to repurchase fractional shares, legal and other administrative fees.

Liquidity and Capital Resources

     The Company had cash on hand at June 30, 2002, of approximately $43,000 and borrowings outstanding on its line of credit of $180,000. The Company’s bank line of credit is renewable in June 2003. The line of credit permits borrowing up to the lesser of $1,500,000 or 80% of eligible receivables, plus 25% of eligible inventory, with other sub-limit provisions for letters of credit and credit card usage. At June 30, 2002, unused availability on the line of credit was approximately $753,000. The line of credit is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets. This Line of Credit is the only source of funds currently available to the Company and if the Company were to violate its terms or be unable to renew the line it would pose a significant financial hardship on the Company.

     The Company borrowed $200,000 in the first fiscal quarter of fiscal 2002 pursuant to a capital equipment term loan to finance long-term purchases. At June 30, 2002, there was approximately $120,000 outstanding under this financing. This loan will be paid off in the first quarter of fiscal 2003 and the balance rolled into the line of credit arrangement.

     During the fiscal year, although the net loss was $1,242,900, the negative cash flow from operations for the year was limited to $452,000 primarily as a result of a significant reduction in inventory levels of $596,000. Capital equipment purchases of $133,000 were made to support the move to smaller facilities and to maximize the efficiency of a reduced workforce. Other working capital requirements were offset by non-cash depreciation and amortization of $267,000.

     The Company is dependant on its cash flow from operations as well as its line of credit to fund its operations. Significant decreases in demand for the Company’s products would reduce the availability of funds. The Company’s plans indicate that the cash available from its line of credit is sufficient to finance its operations in fiscal 2003.

Significant Obligations and Commitments
Contractual obligations                 Amount committed            Fiscal 2003         Fiscal 2004
------------------------------------ ------------------------- ---------------------- -------------------
------------------------------------ ------------------------- ---------------------- -------------------
Long term debt                                   120,007                120,007                   –
Line of Credit                                   180,000                180,000                   –
Leases                                           346,292                303,817              42,475
------------------------------------ ------------------------- ---------------------- -------------------
------------------------------------ ------------------------- ---------------------- -------------------
                         Total                   646,299                603,824              42,475

Recent Accounting Pronouncements

     In July of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS No.141) which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141, supersedes APB Opinion No. 16, “Business Combinations”, and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises” and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The adoption of this statement did not have any impact on the financial position or results of operations of the Company.

     In July of 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets”, and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. The adoption of this statement did not have any impact on the financial position or results of operations of the Company.

     The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30. The Company is currently analyzing the impact the adoption of this pronouncement may have on its financial position, results of operations, or cash flows.

Item 7.     FINANCIAL STATEMENTS OF TELTONE CORPORATION

          (a)     Grant Thornton LLP

Report Of Independent Certified Public Accountants

Board of Directors and Stockholders
Teltone Corporation

     We have audited the accompanying balance sheet of Teltone Corporation as of June 30, 2002 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teltone Corporation as of June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Seattle, Washington
August 2, 2002

          (b)     PricewaterhouseCoopers LLP

Report of Independent Accountants

To the Board of Directors and Stockholders of Teltone Corporation

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Teltone Corporation at June 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Seattle, Washington
August 6, 2001

Teltone Corporation

STATEMENTS OF OPERATIONS

For the years ended June 30,
                                                                            2002              2001

Net sales   ...................................................       $7,732,428       $ 8,757,682
Cost of goods sold.............................................        3,493,964         3,844,898
Gross margin...................................................        4,238,464         4,912,784
Operating expenses:
       Selling, general, and administrative....................        3,676,593         5,296,103
       Restructuring charge....................................          217,690                 -
       Engineering and development.............................        1,572,361         1,840,042
           Total operating expenses                                    5,466,644         7,136,145
Loss from operations...........................................       (1,228,180)       (2,223,361)
Interest income (expense), net.................................          (14,200)           56,531

Other expense, net.............................................             (485)           (1,768)
Gain on sale of product line...................................               -          1,620,000

Net loss   ....................................................      $(1,242,865)      $  (548,598)

Net loss per common share, basic and diluted................      $      (.18)      $      (.08)

Weighted average common shares outstanding.....................        6,865,528         6,475,977

The accompanying notes are an integral part of these Financial Statements.

Teltone Corporation

BALANCE SHEETS

June 30,

ASSETS                                                                   2002             2001

Current assets
       Cash and cash equivalents..............................    $    43,362       $  333,243
       Trade accounts receivable (net of allowance for
           doubtful accounts of $23,189 and $29,798)..........      1,047,259        1,013,325
       Inventories
           Raw materials......................................        174,619          726,072
           Work in process....................................        166,566          174,595
           Finished goods.....................................        389,888          426,210
                     Total inventories........................        731,073        1,326,877
       Other current assets...................................        161,430          111,020
                     Total current assets.....................      1,983,124        2,784,465
Property, plant, and equipment - net..........................        498,277          638,429
TOTAL      ...................................................    $ 2,481,401       $3,422,894

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable.......................................     $  307,488       $  398,816
       Bank line of credit....................................        180,000                -
       Accrued compensation and benefits......................        367,942          437,627
       Restructuring liability................................        177,266                -
       Accrued warranty.......................................         36,722           62,751
       Deferred revenue.......................................        177,852          197,906
       Other accrued liabilities..............................         55,563           44,507
       Note payable - current portion.........................        120,007            5,529
           Total current liabilities..........................      1,422,840        1,147,136

Commitments and contingencies.................................              -                -

Stockholders' equity
      Convertible preferred stock – no par value, authorized
        6,000,000 shares; 876,082 and 876,684 shares
        issued and outstanding in 2002 and 2001, respectively
        ($1,752,164 and $1,753,368 liquidation preference).....     1,664,032        1,665,236
      Common stock - no par value; authorized 20,000,000
        shares;  6,866,105 and 6,865,503 shares issued
        and outstanding in 2002 and 2001, respectively........      3,812,399        3,811,195
       Deferred stock compensation............................        (41,386)         (67,054)
       Accumulated deficit....................................     (4,376,484)      (3,133,619)
       Stockholders' equity...................................      1,058,561        2,275,758
TOTAL      ...................................................     $2,481,401       $3,422,894

The accompanying notes are an integral part of these Financial Statements.

Teltone Corporation STATEMENTS OF CASH FLOWS

For the years ended June 30,

                                                                         2002             2001
Cash flows from operating activities:
Net loss   ...................................................     (1,242,865)      $ (548,598)

       Adjustments to reconcile net loss to net cash
           used in operating activities:
           Amortization of deferred stock compensation........         25,668            6,446
           Depreciation.......................................        241,254          278,359
           Gain on sale of product line.......................              -       (1,620,000)
           Loss on disposal of property.......................          1,300           16,211
       Changes in:
           Trade accounts receivable..........................        (33,934)         953,582

           Inventories........................................        595,804         (475,583)

           Accounts payable, accrued liabilities
              and deferred revenue............................       (165,729)        (286,607)
           Restructuring liability............................        177,266                -
           Other current assets...............................        (50,410)         (55,391)
       Cash used in operating activities......................       (451,646)      (1,731,581)
Cash flows from investing activities:
           Net proceeds from sale of product line.............              -        1,895,184
           Purchase of property, plant and equipment..........       (132,713)        (398,623)

       Cash provided by (used in) investing activities........       (132,713)       1,496,561

Cash flows from financing activities:
           Net proceeds (repayment) of bank debt..............        294,478          (31,779)

           Employee stock sales...............................              -           96,450

       Cash provided by financing activities..................        294,478           64,671
Decrease in cash and cash equivalents.........................       (289,881)        (170,349)

Cash at beginning of period...................................        333,243          503,592
Cash at end of period.........................................      $  43,362        $ 333,243

                                             Supplemental Disclosure of Cash Flow Information
Cash paid for interest........................................        $14,451          $ 1,804
Restricted stock issued.......................................              -          $73,500

The accompanying notes are an integral part of these Financial Statements.

Teltone Corporation

STATEMENT OF STOCKHOLDERS' EQUITY

For the years ended June 30, 2002 and 2001

                                             Convertible
                                           Preferred Stock           Common Stock    Deferred Stock  Accumulated
                                       Shares       Amount       Shares       Amount  Compensation     Deficit           Total
                                   ---------- ------------ ------------ ------------ -------------- ------------- ----------------
                                   ---------- ------------ ------------ ------------ -------------- ------------- ----------------

Balance July 1, 2000...........       905,364   $1,722,596    6,294,323   $3,583,885              -   $(2,585,021)    $2,721,460
Exercise of employee
     stock options.............             -            -      192,500       96,450              -             -         96,450
Conversion of preferred stock
   into common stock...........       (28,680)     (57,360)      28,680       57,360              -             -              -
Issuance of restricted stock...             -            -      350,000       73,500       $(73,500)            -              -
Amortization of deferred
   stock compensation..........             -            -            -            -          6,446             -          6,446
Net loss.......................      ________    _________     ________     ________       ________      (548,598)      (548,598)
Balance June 30, 2001..........       876,684    1,665,236    6,865,503    3,811,195        (67,054)   (3,133,619)     2,275,758
Conversion of preferred stock
   into common stock...........          (602)      (1,204)         602        1,204              -             -              -
Amortization of deferred
   stock compensation..........             -            -            -            -         25,668             -         25,668
Net loss.......................      ________     ________     ________    _________      _________    (1,242,865)    (1,242,865)
Balance June 30, 2002..........       876,082   $1,664,032    6,866,105   $3,812,399      $ (41,386)  $(4,376,484)    $1,058,561

The accompanying notes are an integral part of this Financial Statement.

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

Revenue Recognition

     Revenue from product sales is recognized at the time of shipment. Estimated sales returns are netted against sales to obtain net sales and are not material. In accordance with Statement of Position 97-2, “Software Revenue Recognition,” revenue from sales for which software is a significant component is recognized when persuasive evidence of an agreement exists, software has been delivered and accepted, the fee is fixed or determinable and collectibility is probable. Revenue from service contracts is recognized as the services are performed. Payments received in advance of revenue recognition are recorded as deferred revenue until earned.

Cash and Equivalents

     The Company considers all highly liquid investments readily convertible to known amounts of cash that mature within three months of acquisition to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost (which approximates costs determined on a first-in, first-out basis) or market.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation that is calculated on a straight-line basis over their estimated useful lives of 2-7 years. Property and equipment consist primarily of engineering and computer equipment, software and furniture. Disposals are removed at cost less accumulated depreciation and any gain or loss from disposition is reflected in the statement of operations in the year of disposition.

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

Software Development Costs

     Software development costs incurred subsequent to establishing a product’s technological feasibility are capitalized until such product is available for general release to customers in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The establishment of technological feasibility of the Company’s products occurred shortly before general release. Accordingly, no costs have been capitalized.

Shipping and Handling Fees

     The Company records shipping and handling fees charged to customers as revenues, and the related expense as cost of goods sold.

Engineering and Development Costs

     Engineering and development costs are charged to expense as incurred.

Warranty Costs

     Estimated warranty costs are accrued at the time products are sold.

Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expense was $8,285 and $215,884 for the years ended June 30, 2002 and 2001, respectively.

Income Tax

     Income taxes are calculated using the asset and liability approach under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities and on tax loss and credit carryforwards using the enacted tax rates.

Convertible Preferred Stock

     Convertible preferred stock has the same voting and dividend rights as common stock. Preferred stock has a liquidation preference of $2.00 per share and is convertible one-for-one into common stock at the stockholder’s option. During the year ended June 30, 2002, 602 shares of preferred stock were converted into common stock. At June 30, 2002, 876,082 shares of common stock were reserved for conversion.

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

     A reconciliation of the number of weighted average common shares outstanding to the number of weighted average common and potential common shares outstanding is as follows:

                                                                  2002              2001
           Weighted average common shares outstanding        6,865,528         6,475,977
           Dilutive effect of potential common stock                 -                 -

           Weighted average common and potential
                 common shares outstanding                   6,865,528         6,475,977

     Potentially dilutive securities aggregating 2,147,582 and 2,362,267 at June 30, 2002 and 2001, respectively, are excluded from diluted per share computations because their effect is antidilutive.

Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and trade accounts receivable. The Company maintains an allowance for doubtful accounts based upon its historical experience and the expected collectibility of all trade accounts receivable. Generally the Company does not require collateral. Credit losses to date have been within the Company’s estimates. Cash held in financial institutions may, at times, exceed federally insured limits.

     None of the Company’s customers accounts for more than 10% of net sales for the year ended June 30, 2001. One customer exceeded 10% of net sales for the year ended June 30, 2002 as described below:

                                             Percent of      Percent of A/R balance
                                           net sales            at June 30, 2002
               Otis Elevator                   16%                   22%

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

New Accounting Pronouncements

     In July of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS No.141) which is effective for all business combinations initiated after July 1, 2001. SFAS No. 141 supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” and requires that all business combinations be accounted for using the purchase method of accounting. Further, SFAS No. 141 requires certain intangibles to be recognized as assets apart from goodwill if they meet certain criteria and also requires expanded disclosures regarding the primary reasons for consummation of the combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The adoption of this statement did not have any impact on the financial position or results of operations of the Company.

     In July of 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets,” and addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the model set forth in SFAS No. 142, goodwill is no longer amortized to earnings, but instead is subject to periodic testing for impairment. The adoption of this statement did not have any impact on the financial position or results of operations of the Company.

     The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of.” However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30. The Company is currently analyzing the impact the adoption of this pronouncement may have on its financial position, results of operations, or cash flows.

2.     PROVISION FOR BUSINESS RESTRUCTURING

     In the fourth quarter of 2002, the Company recorded a restructuring charge of $217,690 associated with its decision to transition to outsourced contract manufacturing. In March of 2001, the Company began to outsource its assembly labor. In April 2002, in an effort to further reduce production costs, the Company elected to outsource its procurement, assembly and certain testing of its products. The transition to increased outsourcing began in the fourth fiscal quarter and is expected to result in improved gross margins as production costs become more variable with volume. As sales have decreased and production levels have decreased it has become increasing important for manufacturing costs to change proportionally with sales volume. Had the decision not been made to transition to contract manufacturing the Company could be exposed to disproportionately high fixed costs. The Company has recorded a restructuring charge of $217,690 for costs associated with the termination of its lease on its production facility and for severance costs associated with terminated overhead personnel. The projected savings in fixed production costs associated with the termination of this lease and overhead personnel are approximately $400,000 annually.

     The Company’s fourth quarter repositioning included: a reduction in the Company’s production workforce of approximately 4 persons or 33% and the negotiation of a release on the manufacturing facility effective October 1, 2002.

     At June 30, 2002, $177,266 of the $217,690 had not been paid.

3.     PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consist of the following:

                                                 June 30, 2002     June 30, 2001
       Engineering and computer equipment
           and software                             $1,433,747        $1,498,606
       Furniture and fixtures                           34,312            34,321
       Other                                             7,955             4,699
                                                     1,476,014         1,537,626
       Less accumulated depreciation                  (977,737)       (899,197)
                                                    $  498,277        $  638,429

4.     COMMITMENTS AND CONTINGENCIES
Operating Leases

     The Company leases its administrative facility under an operating lease through September 2003. The Company has an agreement with the landlord to release its manufacturing facility lease effective October 1, 2002. The Company also leases office equipment under non-cancelable operating leases. Future minimum lease payments for the years ending June 30 are approximately as follows:

      2003           $304,000
                                    2004             43,000
                                                $347,000

     Total rent expense was $427,603 in 2002 and $624,080 in 2001.

Warranties and Customer Support

     The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

5.     LINE OF CREDIT

     The Company has a line of credit agreement with a bank for the lesser of $1,500,000 or an amount calculated based on 80% of eligible accounts receivable and 25% of eligible inventory up to a $200,000 sub-limit. The line is renewable in June 2003 and is collateralized by accounts receivable, inventory and other tangible and intangible assets and contains a minimum net worth provision. The line of credit bears interest at prime plus 1 1/2% (6.25% at June 30, 2002). Availability under the agreement at June 30, 2002 was $932,848, of which $180,000 was outstanding.

     In addition, the Company has a $200,000 long-term credit facility available for capital equipment purchases that bears interest at prime plus 2% (6.75% at June 30, 2002) and is due in August 2003. As of June 30, 2002, the note totaling $120,007 is included in current liabilities as the Company plans to roll the balance into the line of credit.

6.     INCOME TAX
                                             June 30, 2002         June 30, 2001
Deferred tax assets
       Net operating loss carryforwards         $4,677,000            $4,254,000
       Amortization                                177,000               209,000
       Accrued liabilities                         150,000               108,000
       Deferred revenue                             60,000                67,000
       Inventory allowances                         13,000                10,000
       Other                                             -                33,000
                                                $5,077,000            $4,681,000

Deferred tax liabilities
       Depreciation                                (26,000)              (26,000)
                                                 5,051,000             4,655,000

Less:  Valuation allowance                      (5,051,000)           (4,655,000)
Net deferred tax asset                          $        -            $        -

     Due to the Company's loss history and related uncertainty regarding future taxable income, the Company has established a valuation allowance of $5,051,000 against net deferred tax assets. At June 30, 2002, the Company had net operating loss carryforwards of approximately $13,800,000. The carryforwards expire from 2002 through 2022. If substantial changes in the Company's ownership should occur, there may be annual limitations on the utilization of such carryforwards.

     The reconciliation of taxes on income at the federal statutory rate to the actual tax expense of $0 is as follows for the years ended:

                                             June 30, 2002         June 30, 2001
       Tax at statutory rate                     $(423,000)            $(187,000)

       Nondeductible items                          27,000                56,000
       Change in valuation allowance               396,000               131,000
                                                 $       -             $       -

7.     STOCK-BASED COMPENSATION PLANS

     The Company has one active stock option plan, the Nonemployee Directors’ Option Plan, which provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Options are granted at the fair market value of the stock on the date of grant and vest over a four-year period. The maximum term of an option may not exceed six years. The plan expires August 1, 2008.

     The 1992 Employees Stock Option Plan, which expired in February 2002, provided for the grant of options to purchase up to 1,900,000 common shares to employees of the Company. Options were granted at the fair market value of the stock on the date of grant and vested over a four-year period. The maximum term of an option may not exceed six years. Options remain outstanding under the plan for the term of each grant.

     The Company accounts for common stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Statement of Financial Accounting Standards No. 123, (FAS 123) “Accounting for Stock-Based Compensation,” requires companies who elect to adopt its provisions to utilize a fair value approach for accounting for stock compensation. Had the Company accounted for common stock options under FAS 123, compensation cost would have been recorded in an amount based on the fair value at the grant dates. Total compensation cost related to common stock options would have been approximately $116,200 and $157,400 for the years ended June 30, 2002 and 2001, respectively. As a result, the Company’s net loss and loss per share would have been as follows:

                                                                         2002             2001
           Net loss                                 As reported    (1,242,865)       $(548,598)

                                                    Pro forma      (1,359,065)        (705,998)

           Net loss per common share

             Outstanding, basic and dilutive        As reported         ($.18)           ($.08)
                                                    Pro forma           ($.19)           ($.11)

     Under FAS 123, the fair value of each stock option is estimated on the date of grant using the Black–Scholes option-pricing model with the following assumptions: expected volatility of 211% and 146% for the years ended June 30, 2002 and 2001, respectively; an expected life of six years in both years, risk-free interest rate of 3.5% for fiscal 2002 and an interest rate ranging from 4.9% to 6.1% for fiscal 2001, no expected dividend payments in either year; and assumed forfeiture rate of 0% in both years. The weighted average fair value of option grants for the years ended June 30, 2002 and 2001 was $.19 and $.59, respectively.

     The pro forma effect on net loss and net loss per share resulting from the compensation expense attributed to stock options as calculated under FAS 123 may not be representative of the effects on future years as options vest over several years and additional awards may be granted in the future.

     The Company's stock option plans are summarized below:

                                                   Employee Stock                                    Directors'
                                                     Option Plan                                 Stock Option Plan
                                           -------------------------------------    -------------------------------------------
                                                             Weighted Average                        Weighted Average
Shares under option:                        Shares             Exercise Price           Shares         Exercise Price
                                          -----------     -------------------       ----------     ------------------------
Outstanding at July 1, 2000                1,145,000                     $.56          200,000                   $.50
Options granted                              663,000                      .63                –
Options exercised                           (192,500)                     .50                –
Options cancelled                           (450,750)                     .63                –

Outstanding at June 30, 2001               1,164,750                      .59          200,000                    .50
Options granted                              358,000                      .20                –
Options exercised                                  –                                         –
Options cancelled                           (251,200)                     .50                –

Balance, June 30, 2002                     1,271,500                      .50          200,000
Available to grant at June 30, 2002             none                                   120,000

Options exercisable:
     June 30, 2002                           527,750                      .57          200,000                    .50
     June 30, 2001                           366,000                      .55          200,000                    .50

     The following table summarizes information about stock options outstanding at June 30, 2002:

                                             Options Outstanding                                      Options Exercisable
                          -----------------------------------------------------------     -------------------------------------
                                                 Weighted Average
   Range of Exercise            Number              Remaining        Weighted Average        Number Exercisable    Weighted
                            Outstanding at                                                             at           Average
Prices                        6/30/2002          Contractual Life     Exercise Price             6/30/2002      Exercise Price

Employee Plan
$.11 to $.32                    511,250                5.12                 $.24                   53,750            $.32
$.33 to $.55                    228,500                1.33                  .50                  211,500             .50
$.57 to $.62                    322,250                2.93                  .60                  204,750             .60
$.77 to $.87                    178,000                4.34                  .87                   48,625             .87
$1.25 to 1.25                    26,500                4.15                 1.25                    6,625            1.25
$1.47 to $1.47                    2,000                3.93                 1.47                    1,000            1.47
$2.31 to $2.31                    3,000                3.76                 2.31                    1,500            2.31
                              1,271,500                3.75                 $.50                  527,750            $.57

Directors' Plan
$.50                            200,000             1.3 years               $.50                  200,000            $.50

     On March 29, 2001, the Company issued 350,000 shares of common stock subject to certain restrictions to the President and Chief Executive Officer, resulting in deferred compensation of $73,500 based on fair market value of $0.21 per share on the date of grant. The deferred stock compensation is being amortized over the three-year vesting period. Pursuant to that restricted stock purchase agreement, a promissory note for $29,494 was issued in April 2002 for the payment of related taxes. The note bears interest at 2.86% and has a three-year term.

     Total expense recognized for stock-based compensation during the year ended June 30, 2002 was $25,668. Total expense recognized for stock-based compensation during the year ended June 30, 2001 was $6,466.

8.     EMPLOYEE BENEFIT PLAN

     The Company offers its employees a 401(k) savings plan that is designed to allow participating employees to accumulate savings for retirement and other purposes. Under the 401(k) plan, all Company employees are eligible to participate following the first day of the month following their hire date. Employees may elect to contribute up to 15% of their annual compensation to the plan. In addition, the Company provides for discretionary employer contributions. Employer contributions totaled $81,663 and $108,565 for fiscal 2002 and 2001, respectively.

9.     APPLICATION SPECIFIC INTEGRATED CIRCUITS (ASIC) SALE

     In August 2000 the Company entered into an agreement to sell assets related to its ASIC segment to CP Clare Corporation. Total consideration for the assets was $1,975,000. The Company recognized a gain on the sale for the year ended June 30, 2001 of $1,620,000.

10.     SEGMENT INFORMATION

     During the fourth quarter of fiscal 2001, the Company was reorganized and separate financial reporting on a segment basis was no longer appropriate and was discontinued. Management intends to operate under a single management team focused on telephony solutions with common infrastructure. As such, financial information is reported on a single segment basis.

Item 8.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.

PART III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      EXECUTIVE OFFICERS OF THE REGISTRANT

           NAME AND BUSINESS EXPERIENCE              AGE      POSITION

            Debra L. Griffith                         43       President and CEO,
            VP Finance and CFO, 1998-2000                          Acting Chief Financial Officer
            Carver Corporation, 1996-1998                        Effective August 17, 2000
            Teltone Corporation, 1983-1996
            Deloitte Haskins and Sells, 1980-1983

            Richard G. Johnson*                       58       Vice President Operations
            Director of Manufacturing, 1983-1987                 Effective February 25, 1987
            Senior Operations Manager, 1982-1983
            Manufacturing Manager, 1977-1982

            Ray Ma                                    56       Vice President Engineering
            Director of Engineering, 1989-1995                   Effective March 1, 1995
            Engineering Manager, 1976-1989
            Design Engineer, 1972-1976

            Kristina Laumer                           46       Vice President Sales and
            Telicor, 2000                                        Marketing
            ADC, 1998-2000                                       Effective January 16, 2001
            Lightbridge, 1996- 1998

            Wendy L. Herzog                           54       Secretary
            Sr. Administrator, 1991-2001                         Effective June 12, 2001

     *  Mr. Johnson resigned his position as Vice President Operations effective September 1, 2002.

     The remaining information required by this item is incorporated by reference from disclosure following the heading “PROPOSAL 1 -ELECTION OF CHARLES L. ANDERSON, DEBRA L. GRIFFITH, CHARLES P. WAITE, AND PAUL M. WYTHES TO SERVE ON THE BOARD OF DIRECTORS” contained in the Company’s definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders to be held on October 29, 2002 (the “Proxy Statement”), which the Company will file with the Commission within 120 days after the end of its 2002 fiscal year. Information regarding executive officers of the Company is included in this Part III of this Form 10-KSB.

Item 10.     EXECUTIVE COMPENSATION

     The section entitled "Information Regarding Director and Executive Officer Compensation" of the Proxy Statement is incorporated herein by reference.

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "INFORMATION REGARDING BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT " is incorporated herein by reference.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Not applicable.

PART IV

Item 13.     EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K

(a)     Exhibits filed herewith:
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
     21        List of subsidiaries(4)
     23.1     Consent of Independent Accountants - Grant Thronton LLP
     23.2     Consent of Independent Accountants - PricewaterhouseCoopers LLP
     28        Building lease covering Bothell, Washington, property(8)
     99        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
  Incorporated herein by reference to the Corporation's Registration Statement on Form S-8, Commission file No. 33-29304.
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
  Incorporated herein by reference to the Corporation's 8-K filed on September 20, 2000, Commission file No. 0-11275

(b)      No reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-KSB.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on September 11, 2002.

TELTONE CORPORATION By /s/ Debra L. Griffith Debra L. Griffith President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the pursuing persons in the capacities and on the dates indicated:

SIGNATURE                                             TITLE                    DATE

 /s/  Charles L. Anderson                             Chairman and Director     September 11, 2002
Charles L. Anderson

(a)  Principal Executive Officer:

 /s/  Debra L. Griffith                               President and Chief       September 11, 2002
Debra L. Griffith                                       Executive Officer and
                                                        Director

(b)  Principal Financial and Accounting Officer:

 /s/ Debra L. Griffith                                Acting Chief Financial    September 11, 2002
Debra L. Griffith                                      Officer

(c)  Other Directors:

 /s/  Tracy S. Storer                                 Director                  September 11, 2002
Tracy S. Storer

 /s/  Charles P. Waite                                Director                  September 11, 2002
Charles P. Waite

 /s/  Paul M. Wythes                                  Director                  September 11, 2002
Paul M. Wythes

  I have reviewed the report being filed;

  Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

  Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

/s/ Debra L. Griffith
Debra L. Griffith
President, Chief Executive Officer, and Acting Chief Financial Officer

Date: September 11, 2002