Form 10QSB
period 2002-09-30
TELTONE CORP
filed 2002-11-13
CIK 96890

SECURITIES AND EXCHANGE COMMISSIONWASHINGTON,
D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the transition period from ___________ to ___________

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

6,866,105 shares of common stock outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

Index

PART I.        FINANCIAL INFORMATION                                                  Page Number

Item 1.        Financial Statements

               Balance Sheets at September 30, 2002 (unaudited) and June 30, 2002            4

               Statements of Operations for the three months ended
               September 30, 2002 and 2001 (unaudited)                                       5

               Statements of Cash Flows for the three months ended
               September 30, 2002 and 2001 (unaudited)                                       6

               Notes to Unaudited Financial Statements                                       7

Item 2.        Management's Discussions and Analysis of Financial Conditions and
               Results of Operations                                                         8

Item 3.        Controls and Procedures                                                      12

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                            13

Item 2.        Changes in Securities                                                        13

Item 3.        Defaults Upon Senior Securities                                              13

Item 4.        Submission of Matters to a Vote of Security Holders                          13

Item 5.        Other Information                                                            13

Item 6.        Exhibits and Reports on Form 8-K                                             13

Signature                                                                                   14

PART 1 – FINANCIAL INFORMATION

Item 1.Financial Statements

Balance Sheets at September 30, 2002 (unaudited) and June 30, 2002

Statements of Operations for the three months ended September 30, 2002 and 2001 (unaudited)

Statements of Cash Flows for the three months ended September 30, 2002 and 2001 (unaudited)

Notes to Unaudited Financial Statements

TELTONE CORPORATION
BALANCE SHEETS
(Unaudited)

                                                                                  September 30          June 30
                                                                                          2002             2002
ASSETS                                                                             (Unaudited)

Current assets
      Cash ...................................................................       $ 82,505           $43,362
      Trade accounts receivable (net of allowance for
         doubtful accounts of $23,189)........................................        825,572         1,047,259
      Inventories
         Raw materials........................................................        167,074           174,619
         Work in process......................................................        182,015           166,566
         Finished goods.......................................................        434,626           389,888
                                                                                  -----------      ------------
                           Total inventories..................................        783,715           731,073
         Deferred costs    ...................................................         68,480                 -
                                                                                  -----------      ------------
      Other current assets ...................................................        221,823           161,430
                                                                                  -----------      ------------
                           Total current assets...............................      1,982,095         1,983,124

Property, plant and equipment - net...........................................        460,945           498,277
                                                                                 ------------      ------------

TOTAL.........................................................................     $2,443,040        $2,481,401
                                                                                   ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable - trade................................................      $  477,254       $  307,488
      Bank line of credit.....................................................         301,185          180,000
      Accrued compensation and benefits.......................................         393,503          367,942
      Restructuring liability.................................................         136,079          177,266
      Accrued warranty........................................................          36,245           36,722
      Deferred revenue........................................................         219,525          177,852
      Other accrued liabilities...............................................          48,035           55,563
      Note payable - current portion..........................................               -          120,007
                                                                                   -----------      -----------
                           Total current liabilities..........................       1,611,826        1,422,840
                                                                                   -----------      -----------

Commitments and contingencies.................................................               -                -

Stockholders' equity
      Convertible preferred stock - no par value; authorized
          6,000,000 shares; 876,082 and 876,684, respectively,
             shares issued and outstanding  ($1,753,368
             liquidation preference; or $2 per share).........................       1,664,032        1,664,032
      Common stock - no par value; authorized 20,000,000 shares;
       6,866,105 and 6,865,503, respectively, shares issued and outstanding ..       3,812,399        3,812,399
      Deferred stock compensation.............................................         (34,970)         (41,386)
      Accumulated deficit.....................................................      (4,610,247)      (4,376,484)
                                                                                    ----------      -----------
          Stockholders' equity................................................         831,214        1,058,561
                                                                                    ----------      -----------

TOTAL.........................................................................      $2,443,040       $2,481,401
                                                                                    ==========       ==========
The accompanying notes are an integral part of these financial statements

TELTONE CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                              Three Months Ended
                                                                 September 30
                                                    ----------------------------
                                                                 2002          2001

Net sales...............................................   $1,612,824    $1,958,344
Cost of goods sold......................................      739,085       929,968
                                                          -----------    ----------

Gross margin on sales...................................      873,739     1,028,376
                                                          -----------    ----------

Operating expenses
      Selling, general and administrative...............     758,177        840,291
      Engineering and development.......................     336,876        381,979
                                                          ----------     ----------
      Total operating expenses..........................   1,095,053      1,222,270
                                                          ----------     ----------

Loss from operations....................................    (221,314)      (193,894)

Other expense - net.....................................     (12,449)        (3,547)
                                                          ----------      ---------
Loss before income tax..................................    (233,763)      (197,441)

Income tax provision....................................           -              -
                                                          ----------     ----------

Net loss.............................................  $  (233,763)    $ (197,441)
                                                         ===========     ==========

Basic and diluted net loss per common share............. $      (.03)    $     (.03)
                                                         ===========     ==========

Weighted average common shares outstanding ............... 6,866,105      6,865,503
The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                           Three Months Ended
                                                                                              September 30
                                                                                     --------------------------
                                                                                           2002            2001

Cash flows from operating activities:
Net loss .....................................................................      $  (233,763)    $  (197,441)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Amortization of deferred stock compensation.............................            6,416           6,417
      Depreciation ...........................................................           55,373          53,979
Changes in:
      Accounts receivable.....................................................          221,687        (310,786)
      Inventories.............................................................          (52,642)        171,464
      Accounts payable and accrued liabilities................................          187,808          65,208
      Deferred costs..........................................................          (68,480)              -
      Other current assets....................................................          (60,393)        (68,525)
                                                                                     ----------     -----------

                      Cash provided by (used in) operating activities.........           56,006        (279,684)
                                                                                     ----------    ------------

Cash flows from investing activities:
      Purchase of property, plant and equipment...............................          (18,041)        (50,785)
                                                                                   ------------    ------------
                      Cash used in investing activities.......................          (18,041)        (50,785)
                                                                                   ------------    ------------

Cash flows from financing activities:
      Net proceeds from line of credit........................................          121,185               -
      Net borrowings(payments) on note payable................................         (120,007)        187,232
                                                                                   ------------     -----------

                      Cash provided by financing activities...................            1,178         187,232
                                                                                   ------------     -----------

Increase (decrease)  in cash .................................................           39,143       (143,237)
Beginning of period...........................................................           43,362        333,243
                                                                                   ------------    -----------
End of period.................................................................     $     82,505    $   190,006
                                                                                   ============    ===========

The accompanying notes are an integral part of these financial statements.

TELTONE CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The unaudited Interim Financial Statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and the results for the interim periods. The results of operations for the period ended September 30, 2002, are not necessarily indicative of operating results to be expected for the full year. Portions of the accompanying financial statements are derived from the June 30, 2002, audited financial statements of the Company. These interim condensed financial statements should be read in conjunction with the June 30, 2002 audited financial statements filed on Form 10-KSB.

2.     STOCKHOLDERS’ EQUITY

The Company has one active stock option plan, the Nonemployee Directors Stock Option Plan, which provides for the grant of options to purchase up to 320,000 common shares to outside directors of the Company. Of this total, options to purchase 200,000 shares of common stock are outstanding and 120,000 shares remain available for grant at September 30, 2002. The 1992 Employees Stock Option Plan expired February 18, 2002, and provided for the grant of options to purchase up to 1,900,000 common shares to key employees of the Company. Of this total, options to purchase 944,500 shares of common stock are outstanding and no shares remain available for grant at September 30, 2002. All options are granted at the fair market value of the common stock on the date of grant and vest over a four-year period. The maximum term of an option may not exceed six years.

3.     FEDERAL INCOME TAX

At September 30, 2002, approximately $14,000,000 in net operating loss carry-forwards were available to offset future taxable income and expire from 2003 through 2023. If substantial changes in the Company’s ownership should occur, there may be annual limitations on the utilization of such carry-forwards. Although the Company has adopted the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” there is no tax asset recognized for the net operating loss carry-forwards and tax credits due to the Company’s loss history, and therefore, uncertainty regarding future taxable income.

4.      NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potential common shares outstanding. Potential shares result from the assumed exercise of outstanding stock options and convertible preferred stock. Because of the net loss for the three months ended September 30, 2002, potentially dilutive common stock issuances were not included in the calculation of diluted earnings per share as their inclusion would be antidilutive. Diluted earnings per share excludes the effect of outstanding stock options and convertible preferred stock, aggregating 2,020,582 for the quarter ended September 30, 2002 and 2,517,359 for the quarter ended September 30, 2001.

A reconciliation of the number of average common shares outstanding to the number of average common and potential common shares outstanding is as follows as of September 30:

                                                                       2002          2001
                                                                -----------  -------------
         Weighted average common shares outstanding               6,866,105     6,865,503
         Dilutive effect of potential common shares                       -             -
                                                                -----------  -------------

         Weighted average common and potential
              common shares outstanding                           6,866,105     6,865,503
                                                                ===========   ===========

5.     PROVISION FOR BUSINESS RESTRUCTURING

In the fourth quarter of 2002, the Company recorded a restructuring charge of $217,690 associated with its decision to transition to outsourced contract manufacturing. In March of 2001, the Company began to outsource its assembly labor. In April 2002, in an effort to further reduce production costs, the Company elected to outsource its procurement, assembly and certain testing of its products. The transition to increased outsourcing began in the fourth fiscal quarter and is expected to result in improved gross margins as production costs become more variable with volume. As sales have decreased and production levels have decreased it has become increasingly important for manufacturing costs to change proportionally with sales volume. Had the decision not been made to transition to contract manufacturing the Company could be exposed to disproportionately high fixed costs. The Company has recorded a restructuring charge of $217,690 for costs associated with the termination of its lease on its production facility and for severance costs associated with terminated overhead personnel.

The Company’s fourth quarter repositioning included: a reduction in the Company’s production workforce of approximately 4 persons or 33% of the production overhead staff and the negotiation of a release on the manufacturing facility effective October 1, 2002.

At September 30, 2002, $136,079 of the $217,690 had not been paid. Of this amount, approximately $118,000 relates to the company's facility lease and the remaining $18,000 relates to severance related costs.

6.     RECENT ACCOUNTING PRONOUNCEMENTS FOR DISCLOSURE

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

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

Results of Operations
Fiscal Year 2002

In the first quarter of fiscal 2003 net sales decreased 18% over the same quarter in the prior year. Of the decreased net sales, 9% was attributable to test tool products that are commonly used by applications developers and manufacturers of telecommunications equipment. We believe sales of these products have been adversely affected by the downturn in manufacturing activity in the telecommunications industry and lower budgets available for telecommunications development. An additional 6% of the decrease was due to lower sales attributable to custom line sharing products and the remaining 3% due to lower sales of remote voice and other products.

Gross margins (the Company’s gross sales net of the cost of goods sold) increased from 52% to 54% as a result of improvements in costs associated with the Company’s move to outsource its manufacturing. As sales have decreased and production levels have decreased it has become increasingly important for manufacturing costs to change proportionally with sales volume. Had the decision not been made to transition to contract manufacturing the Company could be exposed to disproportionately high fixed costs. The Company had a restructuring liability of $177,266 at June 30, 2002 for costs associated with the termination of its lease on its production facility and for severance costs associated with terminated overhead personnel. The projected savings in fixed production costs associated with the termination of this lease and overhead personnel are approximately $400,000 annually. This liability was reduced to $136,079 as of September 30, 2002.

Operating expenses decreased 10%, or $127,217 from the first quarter of fiscal 2002 as employment decreased 16%. Reductions in employment affected all areas of the Company.

Interest expense of $12,449 was incurred in the first quarter of fiscal 2003 on borrowings as compared to interest expense of approximately $3,547 incurred in the same quarter of the prior year.

The net loss from operations in the first fiscal quarter of 2003 was $233,763, compared to a loss of $197,441 in the same quarter of the prior year. While the Company reduced expenses significantly in its effort to return to profitability, such reductions were not sufficient to overcome the decline in sales.

Although the Company has significant prospects for each of its product lines and has certain key customers and prospective customers who each individually could make sufficient purchases to return the Company to profitability, there are no firm commitments for future sales.

Other Matters

The Company has approximately $14,000,000 in net operating loss carry-forwards available to offset future taxable income, which expire from 2003 through 2023. If substantial changes in the Company’s ownership occur, there may be annual limitations on the utilization of such carry-forwards. The Company has not accounted for the operating loss carry-forwards as a tax asset due to the uncertainty regarding the amount of future taxable income.

The Board of Directors has adopted and recommended to the Company’s shareholders a proposal to effect a 1 for 900 reverse stock split of the Company's Common Stock and to repurchase fractional shares held by shareholders who as a result of the split hold less than one share of Common Stock at the purchase price of $.24 per pre-split share. This proposal, and a related proposal to amend the terms of the Company’s Class A Preferred Stock in connection with the reverse split proposal, will be presented to the Company’s shareholders for approval at the Company’s 2002 Annual Meeting of Shareholders, which has not yet been scheduled.

If approved, the reverse stock split proposal is intended to result in the Company having fewer than 300 holders of Common Stock of record, and will permit the Company to terminate the registration of Teltone’s Common Stock with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Deregistering would relieve the Company of the administrative burden, costs estimated to be $90,000 annually, and competitive disadvantages associated with being a public reporting company. The actual cost savings of being a private company are expected to be much greater than simply elimination of the estimated historical costs. As a result of recent corporate governance scandals and the legislative and litigation environment resulting from those scandals, the costs of being a public company in general, and the costs of the Company remaining a public company in particular, are expected to increase dramatically in the near future. The cash requirement to effect the reverse stock split is estimated to be $114,000 and includes the cost to repurchase fractional shares, legal and other administrative fees.

Liquidity and Capital Resources

The Company had cash on hand at September 30, 2002 of $82,505 and borrowings outstanding on its line of credit of $301,185. The Company’s bank line of credit is renewable in June 2003. The line of credit permits borrowing up to the lesser of $1,500,000 or 80% of eligible receivables, plus 25% of eligible inventory, with other sub-limit provisions for letters of credit and credit card usage. At September 30, 2002, unused availability on the line of credit was approximately $273,633. The line of credit is collateralized by eligible accounts receivable, inventory, and other tangible and intangible assets. This line of credit is the only source of funds currently available to the Company and if the Company were to violate its terms or be unable to renew the line it would pose a significant financial hardship on the Company. As of September 30, 2002 the Company is in compliance with the terms of the line of credit agreement.

The Company borrowed $200,000 in the first fiscal quarter of fiscal 2002 pursuant to a capital equipment term loan to finance long-term purchases. At June 30, 2002, there was approximately $120,000 outstanding under this financing. This loan was paid off in the first quarter of fiscal 2003 and the balance rolled into the line of credit arrangement.

During the quarter, although the net loss was $233,763, the cash flow from operations was $56,006, which was primarily the result of a reduction in receivables as average days sales outstanding was reduced to 45 days. Capital equipment purchases of $18,041 were made and fully depreciated equipment totaling $215,000 was retired as the Company upgraded its test procedures from older, fully amortized equipment to utilization of its new product the TSP –EDGE with production test capabilities. Other working capital requirements were offset by non-cash depreciation and amortization of $61,789. Professional fees associated with the proposed reverse stock split of $68,480 were incurred during the quarter as projected.

The Company is dependant on its cash flow from operations as well as its line of credit to fund its operations. Significant decreases in demand for the Company’s products would reduce the availability of funds. The Company’s plans indicate that the cash available from its line of credit is sufficient to finance its operations in fiscal 2003.

Recent Accounting Pronouncements for Disclosure

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

Item 3. Controls and Procedures

  Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14c and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to her by others within the Company.

  Changes in internal controls. There were no significant changes in the Company’s internal controls or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

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

                  None

        Item 5.   Other Information

                  None

        Item 6.   Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  99.1     Certification pursuant to 18 USC Section 1350, as adopted
                           pursuant to Section 906 of the Sarbanes-Oxley Act
                           of 2002.

                  (b)      Reports on Form 8-K

                           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TELTONE CORPORATION
                                        (Registrant)

Date       November 13, 2002         By     /s/ DEBRA L GRIFFITH
       Debra L. Griffith
                                           President & Chief Executive Officer

Date      November 13, 2002          By     /s/ DEBRA L. GRIFFITH
   Debra L. Griffith
                                           Acting Chief Financial Officer

CERTIFICATIONS

     I, Debra L. Griffith, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Teltone Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Debra L. Griffith

Debra L. Griffith
Director, President and Chief Executive Officer and
Acting Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Teltone Corporation (the “Company”) on Form 10-QSB for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Debra L. Griffith, Director, President and Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

  and

  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Debra L. Griffith

Debra L. Griffith
Director, President and Chief Executive Officer and
Acting Chief Financial Officer

Date: November 13, 2002